Form 10QSB
period 1998-03-31
CALDERA INC
filed 1998-07-22
CIK 754495

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.  20549

                                     FORM 10-QSB

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarter Ended March 31, 1998

                           Commission File Number 2-93426D

                                    CALDERA, INC.
                (Exact name of registrant as specified in its charter)


                Delaware                               87-0419568
                (State or                           (I.R.S. employer
           other jurisdiction                      identification no.)
            of incorporation
            or organization)


                  9 1/2 Casimir St. Toronto, Ontario Canada, M5T 2P6
                       (Address of principal executive office)


            Registrant's telephone number including area code 416 603-9184
                 (Former name, former address and former fiscal year,
                            if changed since last report)


            Indicate number of shares outstanding of each class of common as of the end of the quarter:


                      $0.01 par value common stock outstanding,
                              at March 31, 1998:  3,345,000 shares


          Indicate by checkmark whether the registrant has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days


                                    X    Yes      No
                                   ----             ----

                                  TABLE OF CONTENTS


          Number and Caption

          No.                                                          Page

          Part I  FINANCIAL INFORMATION

          Item 1  Financial Statements                                    3

                  Balance Sheets                                          3

                  Statements of Stockholders Equity                       5

                  Statements of Cash Flows                                6

                  Notes to Financial Statements                           7

          Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           7

          Part II OTHER INFORMATION                                       7


          Item 3  Exhibits, Reports of Form 8-K, Signatures               7

                                    CALDERA, INC.

                                    Balance Sheets
                         March 31, 1998 and December 31, 1997
                                     (Unaudited)

           ASSETS

                                                 Mar. 31,'98   Dec. 31,'97
           Current Assets:
           Cash                                  $        0   $         0
                                                 ----------   -----------

           Total Assets                                   0             0

           LIABILITIES AND STOCKHOLDERS
             EQUITY
                                                 Mar. 31,'98   Dec. 31,'97

           Accounts payable                      $        0   $         0
                                                 ----------   -----------
           Total Liabilities                              0             0

           Stockholders' equity
           Common stock, $.10 par
             value, Authorized 50,000,000
             shares; issued and outstanding
             3,345,000 at March 31, 1998 &
             Dec. 31, 1997                       $  608,152   $   608,152
           Additional Paid in capital                     0             0
           Accumulated Deficit                     (608,152)     (608,152)
                                                 ----------   -----------
           Total Shareholders Equity             $        0   $         0

                                    CALDERA, INC.


                 Statement of Operations for the three months ending
                                    March 31, 1998
                    and for the three months ending March 31, 1997
                                     (Unaudited)



                                                     1998             1997

           Revenue                               $      0        $      0

           Selling, general &
             administrative expenses                    0             500

           Operating loss                               0               0

           Other income                                 0               0
                                                 --------        --------

           Net income (loss) before
             income taxes                               0            (500)

           Income tax expense (benefit)                 0               0
                                                 --------        --------
           Net income (loss)                            0            (500)

           Net income (loss) per common          $      0        $      0
             share                               --------        --------

          See accompanying notes to the financial statements

                                    CALDERA, INC,

                           Statement of Stockholders Equity
          Year ended December 31, 1997 and the quarter ended March 31, 1998


                                     (Unaudited)

              Number of Shares/Common/Capital Stock/ Retained/Net Equity
                                             Earnings(Deficit)


          Balance
           Dec. 31, '96  $3,345,000 $33,444  $589,152  $(606,152) $(17,000)

          Issue Common
           Stock                  0       0         0          0         0

          Issue common
           for services           0       0         0          0         0

          Stock
           Redemptions            0       0         0          0         0

          Net loss 1997           0       0         0     (2,000)   (2,000)

          Balance
           Dec. 31,      ---------- -------  -------- ----------   -------
           1997          $3,345,000 $33,444  $608,152  $(608,152)   (0,000)

          Net loss
           quarter Mar.
           31, '98                0       0         0       (000)     (000)

          Balance
           Mar. 31,
           1997          $3,345,000 $33,444  $608,152  $(608,152)     (000)

          See accompanying notes to financial statements

                                    CALDERA, INC.


          Statement of Cash Flows for the three months ending March 31, 1998 and March 31, 1997



                         (Unaudited)                      1998        1997

           Cash Flows from operating activities
           Net income (loss)                         $     (0)   $   (500)

           Adjustments to reconcile net income
            to net cash provided by operations
            Decrease in Accounts payable                   (0)       (500)

           Total adjustments                               (0)       (500)

           Net cash used on operating activities            0           0

           Cash flows from investing activities             0           0

           Net cash (used) by investing activities          0           0

           Cash flows from financing activities             0           0

           Net cash used in financing activities            0           0

           Net decrease in cash and cash
            equivalents                                     0           0

           Cash and cash equivalents at beginning
            of year                                         0           0

           Cash and cash equivalents at end of
            period                                          0           0



          See accompanying notes to financial statements

                                    CALDERA, INC.
                  (a company incorporated under the statutes of the
                                  State of Delaware)


                            NOTES TO FINANCIAL STATEMENTS

                                    March 31, 1998



          Item 2 Management's Discussion and Analysis of Financial Condition and results of operations

          During the relevant fiscal quarters the Registrant had no activities


          PART II      OTHER INFORMATION


                  ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

          Exhibits
          --------

          No exhibits are required to be filed

          Reports on Form 8-K
          -------------------

          The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1998


                                      SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated:   June 20, 1998

                                             CALDERA, INC.


                                             By  /s/ Ronald K. Mann
                                               ----------------------------
                                                 Ronald K. Mann
                                                 Vice President and
                                                  Treasurer

                              EXHIBIT INDEX


          Exhibit     Description
          -------     -----------

            27        Financial Data Schedule