Form 10KSB
period 1997-12-31
CALDERA INC
filed 1998-07-31
CIK 754495

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB

               [ X ]  Annual Report Pursuant to Section 13 or 15(d) of
                         The Securities Exchange Act of 1934

                     For the fiscal year ended December 31st 1997
                           Commission file number 2-93426-D

                                    CALDERA, INC.
                              -------------------------
                    (Name of Small Business issuer in its Charter)


                            DELAWARE                        87-0419568
          ---------------------------------------------  -----------------
                 (State or other jurisdiction of         (I.R.S. Employer
                 incorporation or organization)         Identification No.)

           9 1/2 Casimir St. Toronto. Ontario. Canada         M5T 2P6
          ---------------------------------------------  -----------------
            (Address of principal executive offices)        (Zip Code)

             Issuer's telephone number including area code:  416 603-9184

          Securities Registered Pursuant to Section 12(b) of the Exchange
          Act:

                                                      NAME OF EACH EXCHANGE
                         TITLE OF CLASS                ON WHICH REGISTERED
         ---------------------------------------------  -----------------
                              None                            None


          Securities Registered Pursuant to Section 12(g) of the Exchange
          Act:

                                                      NAME OF EACH EXCHANGE
                         TITLE OF CLASS                ON WHICH REGISTERED
         ---------------------------------------------  -----------------
                              None                            None

             Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ X ]   No [   ]

             Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [ X ]

             State Issuer's revenues for its most recent fiscal year:
          $0.00.

             The aggregate market value of the Issuer's voting and non-voting common stock held by non-affiliates computed was approximately $0.00 on March 29, 1998 and as of May 31, 1998.

             As of March 29, 1998, the Issuer had 3,345,000 shares outstanding of its common stock, par value $0.01.

             Transitional Small Business Disclosure Format:  (Check one):
          Yes [   ]  No [ X ]


                         DOCUMENTS INCORPORATED BY REFERENCE

             List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated (1) any annual report to security holders, (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933.

             No annual report to securities holders, proxy statement or prospectus is incorporated herein by reference.

                                        PART I


          ITEM 1.   DESCRIPTION OF BUSINESS

          HISTORY AND ORGANIZATION OF ISSUER PRIOR TO NOVEMBER 1988

               Caldera, Inc., a Delaware corporation, (the "Issuer"), is a shell corporation with no business or assets. It is seeking to acquire a company which would become the business of the Issuer. On May 26, 1998, the Issuer entered into a letter of intent to acquire International Fidelity Holding Corp. and its wholly-owned subsidiary, International Surety & Casualty Corp., a Texas insurance company, in exchange for a controlling interest in the Issuer. The parties entered into a definitive Stock Purchase Agreement, dated as of July 7. 1998. These companies are engaged in the property and casualty insurance business, primarily reinsurance of automobile insurance products in the State of Texas. The transaction would be subject to stockholder approval of the Agreement and related proposals, and regulatory consent. The proxy material is to be sent to the Company';s stockholders for a special meeting to be held in late August. No assurance can be given that this transaction will be successfully consummated.

               The Issuer was formerly MW Companies, Inc. ("MW Companies"), the successor corporation to Sansidra Corporation ("Sansidra"). Sansidra was organized under the laws of the state of Nevada on September 19, 1984, and initially sold 160,000 shares of common stock to its officers, directors and others. On December 31, 1984, Sansidra completed a public offering of 700,000 shares of common stock pursuant to a registration statement on Form S-18 that became effective November 9, 1984. As a result of the public offering, there were 860,000 shares of Sansidra common stock issued and outstanding as of December 31, 1984. Sansidra also had a total of 70,000 warrants outstanding which were sold to the underwriter pursuant to the 1984 public offering. These warrants had entitled the holder to purchase one share of common stock for each warrant at a price of $0.75 per share at any time prior to November 8, 1989.

               On May 3, 1985, Sansidra acquired 80% of the outstanding capital stock of LUSA, Inc. (at the time known as Lundeen USA, Inc.), a Delaware corporation ("LUSA"), from Mantle White Company, a Delaware corporation ("Mantle White"), pursuant to an Agreement and Plan of Reorganization dated May 3, 1985 (the "Reorganization Agreement"), between Sansidra and Mantle White. In exchange for said interest in LUSA, Sansidra issued to Mantle White 1,100,000 shares of common stock; 80,000 shares of non-voting redeemable convertible preferred stock, par value $0.01; warrants to purchase 900,000 shares of common stock exercisable during the two-year period ending May 15, 1987, at an exercise price of $0.625 per share, or by exchange of the remaining 20% of the outstanding capital stock of LUSA at the exchange ratio of one share of LUSA for each 10,000 shares of Sansidra common stock; and warrants to purchase an additional 570,000 shares of common stock exercisable during the four year period ending May 15, 1989, at an exercise price of $1.00 per share. Each share of Sansidra redeemable preferred stock was convertible into ten shares of common stock on or before December 31, 1986, at $0.50 per share of common stock received. The preferred stock, if not converted, had to be redeemed by the Company on December 31, 1986, at a redemption price of $0.05 per share. Such shares were redeemed at December 31, 1986, in exchange for a note payable.

               On May 7, 1985, LUSA acquired all of the issued and outstanding common stock of Lundeen Coatings Corporation, a California corporation ("Lundeen"); Controlled Coatings Corporation, a California corporation ("Controlled"); Lundeen Coatings International, a California corporation ("International"); and Lundeen TBT Holding, Inc., a Delaware corporation (hereinafter collectively referred to as the "Lundeen Group"). Controlled and International were subsequently merged into Lundeen.

               Effective December 31, 1985, Sansidra merged with and into MW Companies. MW Companies was organized on December 20, 1985, for the sole purpose of entering into this merger transaction.
          As part of the merger Sansidra changed its state of domicile to Delaware and changed its name to MW Companies, Inc. In addition, the merger effected a 1-for-50 reverse stock split carried out by exchanging one share of MW Companies' common stock for each 50 shares of Sansidra's common stock and exchanging one share of MW Companies' Convertible Preferred Stock, Series A for each 50 shares of Sansidra's Convertible Preferred Stock, Series A. All references to the number of common and preferred shares for all periods presented in this annual report have been adjusted to reflect this 1-for-50 reverse stock split.

               Due to cash flow problems and prevailing economic conditions in the industry in which these operations were conducted, the management of MW Companies concluded that it would be in the best interests of the shareholders of MW Companies to divest its assets and seek alternative business opportunities.

               Effective March 31, 1988, MW Companies entered into an Agreement with Mantle White for the sale of substantially all of MW Companies' assets. Pursuant to the Agreement, MW Companies transferred to Mantle White all of its ownership interest in LUSA and its two operating subsidiaries, Lundeen and Applied Systems Company ("Applied"), through which MW Companies' operations were then conducted. In June 1988, upon the closing of the Agreement, the Issuer changed its name to Caldera, Inc.

               On September 14, 1988, the Issuer completed the sale of 2,300,000 shares of common stock, at $0.05 per share for an aggregate of $115,000. Following the transaction the Issuer had a total of 3,345,000 shares of Common Stock issued and outstanding.

               In October and November 1988, the Issuer made loans of $50,000 to Pegasus Truck Cab, Inc. ("Pegasus"). In November 1988, the Issuer elected to convert the loans into 50,000 shares of Pegasus common stock, and purchased an additional 25,000 shares of Pegasus common stock for a purchase price of $25,000. Pegasus' principal activities had been research, design and development of an aerodynamic cabover style truck cab (the "Pegasus Cab"). The research, design and development led to the development of a model and basic mold for the completion of a prototype, installation and testing of the Pegasus Cab. Pegasus had begun limited marketing of the Pegasus Cab, had sold only one Pegasus Cab and had incurred substantial losses related to its business since its inception. On December 31, 1990, the Board of Directors reviewed the status of the Issuer and decided that there had been a significant deterioration in the investment in Pegasus Cab and that the investment was insolvent. The Board accordingly decided to write off the investment in Pegasus.
          Since 1991, the Issuer has been dormant seeking business opportunities.

          ITEM 2.   DESCRIPTION OF PROPERTY

               The Issuer's current office is at 9 1/2 Casimir St. Toronto, Ontario, Canada, M5T 2P6. The space is free of charge as it is sub-let from Ronald K. Mann an officer and director of the Issuer. There is no rent agreement. It is anticipated that the Issuer will continue to remain in such premises until such time as it locates a business opportunity for participation by it, at which time the Issuer may be required to rent space suitable for its needs.


          ITEM 3.   LEGAL PROCEEDINGS

               The Issuer is not a party to any material pending legal proceedings, and to the best knowledge of the Issuer, no such proceedings have been threatened.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               During the Issuer's fourth fiscal quarter ended December 31, 1997, no matters were submitted to a vote of the security holders of the Issuer.


                                       PART II


          ITEM 5.   MARKET FOR ISSUER'S COMMON STOCK AND RELATED
                    STOCKHOLDER MATTERS

               The Issuer's shares of Common Stock are eligible for trading in the over-the-counter market, however they are not currently listed in the National Quotation Bureau's "pink sheets".

               The following table sets forth, for the periods indicated, the high and low bid quotations of the common stock:


                                                        $           $
                                                    HIGH BID     LOW BID
                                                    ---------    -------
           1996

           Quarter ended March 31  . . . . . . .       0.00       0.00
           Quarter ended June 30 . . . . . . . .       0.00       0.00
           Quarter ended September 30  . . . . .       0.00       0.00
           Quarter ended December 31 . . . . . .       0.00       0.00


           1997

           Quarter ended March 31  . . . . . . .       0.00       0.00
           Quarter ended June 30 . . . . . . . .       0.00       0.00
           Quarter ended September 30  . . . . .       0.00       0.00
           Quarter ended December 31 . . . . . .       0.00       0.00




          No dividends have been paid on the Common Stock, and the Issuer does not anticipate paying dividends in the foreseeable future. On March 29, 1998, there were approximately 369 holders of record of the Common Stock.


          ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                    OPERATION

          RESULTS OF OPERATIONS

          Year ended December 31, 1997 vs. Year ended December 31, 1996


          Overall Results of Operations

               For the years ended December 31, 1997 and 1996, the Issuer had no significant activities.

          REVENUES

               For the years ended December 31, 1997 and 1996, the Issuer had no revenues.

          GROSS PROFIT

               For the years ended December 31, 1997 and 1996, the Issuer had no gross profit.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

               For each of the years ended December 31, 1997 and 1996, the Issuer had administrative expenses of $2000, which expenses related to preparations of periodic reports filed with the Securities and Excluding Commission.

          OTHER INCOME AND EXPENSES

               For the years ended December 31, 1997 and 1996, the Issuer had no other income or expenses.

          LIQUIDITY AND CAPITAL RESOURCES

               For the years ended December 31, 1997 and 1996, the Issuer had no liquidity and or assets. The Issuer will continue its search for a suitable business opportunity. (See "ITEM 1. -- BUSINESS"). The Issuer may need additional working capital to accomplish a business acquisition, but does not have any arrangements with respect to obtaining additional capital.


                                    BALANCE SHEETS

                                          AT DECEMBER 31,  AT DECEMBER 31,
                                               1997             1996
                                          --------------   --------------

           Total Current Assets  . . . .         0                0

           Total Current Liabilities . .         0           17,000

           Stockholders' Deficit . . . .        (0)         (17,000)


                               STATEMENT OF OPERATIONS

                                          AT DECEMBER 31,  AT DECEMBER 31,
                                               1997             1996
                                           -------------   --------------

           Revenues  . . . . . . . . . .         0                0

           Net income (loss) . . . . . .    (2,000)          (2,000)

           Net income (loss) per share
              of Common Stock  . . . . .       Nil              Nil

          ITEM 7.   FINANCIAL STATEMENTS

                                    CALDERA, INC.
                                 FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                             (EXPRESSED IN U.S. DOLLARS)

                                                                   CONTENTS
          -----------------------------------------------------------------


          AUDITORS' REPORT                                                6

          FINANCIAL STATEMENTS

                    Balance Sheets                                        7

                    Statements of Operations and Deficit                  8

                    Statements of Changes in Cash Flows                   8

                    Notes to Financial Statements                         9

                                                            AUDITOR' REPORT
          -----------------------------------------------------------------



          TO THE SHAREHOLDERS OF

          CALDERA, INC.

          We have audited the accompanying balance sheets of CALDERA, Inc. as at December 31, 1997 and 1996 and the related statement of operations, and changes in cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CALDERA, Inc. at December 31, 1997 and 1996, and the results of its operations and the changes in its cash flows for each of the two years in the period ended December 31, 1997 in conformity with United States generally accepted accounting principles.

          (signed) BDO Dunwoody

          Chartered Accountants

          Toronto, Canada
          June 3, 1998

          -----------------------------------------------------------------

                                    CALDERA, INC.
                                    BALANCE SHEETS
                             (EXPRESSED IN U.S. DOLLARS)

           December 31                                      1997      1996
           -------------------------------------------      ----      ----


           ASSETS                                     $  -      $  -
           ---------------------------------------------------- ---------

           LIABILITIES AND SHAREHOLDERS' EQUITY
           (DEFICIENCY)


           CURRENT
                Accounts payable                      $  -      $  17,000
                                                      --------- ---------


           SHAREHOLDERS' EQUITY (DEFICIENCY)
                Share capital (Note 2)                  608,152   589,152
                Deficit                                (608,152) (606,152)
                                                      --------- ---------

                                                         -        (17,000)
                                                      --------- ---------
                                                      $  -      $  -
           --------------------------------------------------------------
           On behalf of the Board:


           (signed)  Ronald K. Mann           Director
           ---------------------------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

          -----------------------------------------------------------------

                                    CALDERA, INC.
                         STATEMENTS OF OPERATIONS AND DEFICIT
                             (EXPRESSED IN U.S. DOLLARS)


           FOR THE YEARS ENDED DECEMBER 31                  1997      1996
           ------------------------------------------       ----      ----


           EXPENSES

                Administrative                        $   2,000  $   2,000
                                                     ---------------------
           NET LOSS FOR THE YEAR                         (2,000)    (2,000)

           DEFICIT, beginning of year                  (606,152)  (604,152)
                                                     ---------------------
           DEFICIT, end of year                       $(608,152) $(606,152)
           ---------------------------------------------------------------

           LOSS PER COMMON SHARE                      $  -       $  -
           ---------------------------------------------------------------


           ---------------------------------------------------------------


                                    CALDERA, INC.
                         STATEMENTS OF CHANGES IN CASH FLOWS
                             (EXPRESSED IN U.S. DOLLARS)


           FOR THE YEARS ENDED DECEMBER 31                1997      1996
           ------------------------------------------     ----      ----

           CASH PROVIDED BY (USED IN)


           OPERATING ACTIVITIES
                Net loss for the year                $    2,000 $  (2,000)


           Change in non-cash working capital balance
                Increase (decrease) in accounts
                payable                                  (2,000)    2,000
                                                     --------------------
           INCREASE IN CASH FOR THE YEAR                 -         -

           CASH, beginning of year                       -         -
                                                     --------------------
           CASH, end of year                         $   -     $   -
           --------------------------------------------------------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

          -----------------------------------------------------------------
                                    CALDERA, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             (EXPRESSED IN U.S. DOLLARS)


          DECEMBER 31, 1997 AND 1996
          -----------------------------------------------------------------

          1.  INCORPORATION AND NATURE OF BUSINESS

            CALDERA, Inc. (the "Company") is incorporated under the laws of the State of Delaware. Since 1989, the Company has been inactive with no assets and no business focus.

          -----------------------------------------------------------------

          2.  SHARE CAPITAL

            (a) Authorized

                  50,000,000 shares of common stock with a par value of $.01
                     5,000,000 shares of preferred stock

            (b) Issued - Common Stock


                                   NUMBER                 ADDITIONAL   TOTAL
                                     OF                     PAID IN    SHARE
                                   SHARES   CONSIDERATION   CAPITAL   CAPITAL

              Balance,
               December 31,
               1996              $3,345,000     $33,450    $555,702   $589,152
              Additional
               paid in
               capital 1997             -           -        19,000     19,000
                                  ---------   ---------    --------   --------

              Balance,
               December 31,
               1997              $3,345,000     $33,450    $574,702   $608,152
                                  ---------   ---------    --------   --------

          -----------------------------------------------------------------


          3. SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES

            During 1997, the directors and officers waived amounts owed to them by the Company. Accounts payable of $19,000 have been reclassified to additional paid in capital to reflect this forgiveness.

          -----------------------------------------------------------------
          4.  INCOME TAXES

            The Company has not filed income tax returns with the Department of the Treasury, Internal Revenue Service since December 31, 1989 and is, therefore, unable to determine its net operating loss carry forward for income tax purposes. Such losses will give rise to a related income tax benefit by reducing the amount of income taxes otherwise payable in future years.

            Realization of the income tax benefits is dependent upon generating future taxable income. Based on positive and negative evidence available at December 31, 1997 and 1996, a valuation allowance would have been recorded for the entire net deferred income tax assets at December 31, 1997 and 1996.

          -----------------------------------------------------------------

          5.  SUBSEQUENT EVENTS

            On May 26, 1998 CALDERA, Inc. entered into a Letter of Intent to purchase 100% of the outstanding common shares of International Surety & Casualty Company, a Texas corporation whose business focus is an insurance company, for 46,655,000 common shares of CALDERA, Inc.

          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                       PART III


          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            Set forth below are the name and age of each executive officer and director of the Issuer, together with all positions and offices held by each as of June 20, 1998:
                                     -------------

             NAME               AGE          POSITION
             ----               ---          --------

             Scott Griffith      36          Director
             Ronald Mann         47          Director, Vice President,
                                              Secretary and Treasurer
             Michael Nixon       35          Director

          All board members will continue in their positions until the next annual meeting of stockholders or until his successor has been elected and qualified.

             Set forth below is biographical information for each of the Issuer's officers and directors.

             Mr. Griffith has been a director of the Issuer since June 5, 1998 and a shareholder in the law firm of Griffith & Nixon, P.C. in Dallas, Texas for more than the last five years.

             Mr. Mann has been a director of the Issuer since 1988, and its Vice President, Secretary and Treasurer since 1991. He is a barrister and solicitor in Toronto, Ontario, Canada.

             Mr. Nixon has been a director of the Issuer since June 5, 1998 and a shareholder in the law firm of Griffith & Nixon, P.C. in Dallas, Texas for more than the last five years.

             The Issuer is not subject to Section 16 of the Exchange Act.


          ITEM 10.  EXECUTIVE COMPENSATION

          COMPENSATION

             During the fiscal year ended December 31, 1997, no officer or director received compensation from the Issuer. Cash
          Compensation paid during the fiscal year to all officers and directors as a group (2 persons) was nil. There are no warrants or options outstanding to directors or officers.


          ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

             The following table sets forth, as of June 20, 1998, the number of shares of the Issuer's Common Stock, par value $0.01, held of record or beneficially by each person who held of record, or was known by the Issuer to own beneficially, more than 5% of the Issuer's Common Stock, and the name and shareholdings of each officer, director, and all officers and directors as a group:

                NAME AND ADDRESS OF                                 % OF
                 BENEFICIAL OWNERS         BENEFICIAL OWNERSHIP    CLASS
           -----------------------------   --------------------    -----
                                            NATURE (1)    AMOUNT
                                            ----------    ------
           PRINCIPAL SHAREHOLDERS:

           Marc A. Sparks                 Indirect (2)  800,000     23.9%
           4635 McEwen Road
           Dallas, Texas  75224

           F. Jeffrey Nelson              Indirect (2)  800,000     23.9%
           4635 McEwen Road
           Dallas, Texas  75224

           U.S. Fidelity Holding Corp.    Direct        800,000     23.9%
           4635 McEwen Road
           Dallas, Texas  75224

           Julius Karosen and Hannah      Direct        400,000     12.0%
           Karosen Trust
           10108 Empyrean Way, #204
           Los Angeles,
            California  90067

           Robert K. Bench                Direct        215,000      6.4%
           1889 North 1500 East           Indirect (3)   73,000      2.2%
           Provo, Utah  84604

           OFFICERS AND DIRECTORS:
           Scott Griffith                                     0        0%
           Ronald Mann                                        0        0%
           Michael Nixon                                      0        0%
           All Officers and Directors                         0        0%
           as a Group (3 persons)

          (1) All shares owned directly are owned beneficially and of record.

          (2) Messrs. Sparks and Nelson are principal shareholders of U.S. Fidelity Holding Corp. and may be deemed the beneficial owners of the shares owned of record by it. U.S. Fidelity is affiliated with International Fidelity Holding Corp. ("IFHC"), see Item 1 of this Report.

          (3)  Consists of 23,000 shares owned of record by Mr. Bench's
          wife, Mary Bench, and 50,000 shares owned of record    by Little
          Hollow Farms, a family partnership.


          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Subject to stockholder approval, the Issuer is negotiating an agreement to purchase IFHC and its wholly-owned International Surety & Casualty Corp. The shareholders of IFHC consist of Marc
          A. Sparks, F. Jeffrey Nelson and a third person. Messrs Sparks and Nelson are the only stockholders of U.S. Fidelity Holding Corp., the principal stockholder of the Company.

                                       PART IV


          ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

             Exhibit 3   -  Articles of Incorporation and By-laws

             Exhibit 27  -  Financial Data Schedule


          (B)  REPORTS ON FORM 8-K

             During the last quarter of the fiscal year ended December 31, 1997, the Issuer filed no reports on Form 8-K.

                                      SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CALDERA, INC.


          Dated:  July 23, 1998            By /s/ Ronald K. Mann
                                             ------------------------------
                                              Ronald K. Mann, Vice
                                               President and Treasurer


             Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Issuer had duly caused this report to be signed on its behalf by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


          Dated:  July 21, 1998            By /s/ Scott Griffith
                                             ------------------------------
                                              Scott Griffith, Director


          Dated:  July 23, 1998            By /s/ Ronald K. Mann
                                             ------------------------------
                                              Ronald K. Mann, Director,
                                               Vice President and
                                               Treasurer


          Dated:  July 21, 1998            By /s/ Michael Nixon
                                             ------------------------------
                                              Michael Nixon, Director


             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, BY NON-REPORTING ISSUERS.

             The Issuer has not sent to its security holders an annual report for the fiscal year ended December 31, 1997 or proxy material as no security holders meetings have been held in the past several years. Subsequent to filing this report the Issuer may be calling a special meeting of stockholders to authorize the transactions contemplated in the May 26, 1998 letter of intent, assuming a definitive agreement is reached. Should such meeting be called, the Issuer shall furnish copies of the proxy material to the securities and Exchange Commission at the time such material is sent to security holders.

                                  EXHIBIT INDEX


            Exhibit         Description
            -------         -----------

               3            Articles of Incorporation and Bylaws

              27            Financial Data Schedule