Form 10QSB
period 1998-06-30
CALDERA INC
filed 1998-08-24
CIK 754495

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.  20549

                                     FORM 10-QSB

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarter Ended June 30, 1998

                           Commission File Number 2-93426D

                                    CALDERA, INC.
                (Exact name of registrant as specified in its charter)


                        Delaware                            87-0419568
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


                                   X   Yes    No
                                  ----           ---

                                  TABLE OF CONTENTS


                                                                       Page

          Part I  FINANCIAL INFORMATION

          Item 1  Financial Statements                                    3

                  Balance Sheets                                          3

                  Statement of Operations                                 4

                  Statements of Stockholders Equity                       5

                  Statements of Cash Flows                                6

                  Notes to Financial Statements                           7


          Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           7



          Part II OTHER INFORMATION                                       7


          Item 6  Exhibits, Reports of Form 8-K                           7

                  SIGNATURES                                              8

                                    CALDERA, INC.


                                    Balance Sheets
                         June 30, 1998 and December 31, 1997
                                     (Unaudited)


                                                June 30, '98   Dec. 31, '97
           ASSETS

           Current Assets:
           Cash                             $          0        $        0
                                            ------------        ----------
           Total Assets                                0                 0



           LIABILITIES AND
           STOCKHOLDERS EQUITY

           Accounts payable                 $          0        $        0
                                            ------------        ----------

           Total Liabilities                           0                 0


           Stockholders' equity
           Common stock, $.10 par
           value, Authorized
           50,000,000 shares; issued
           and outstanding
           3,345,000 at June 30, 1998
           & Dec. 31, 1997                  $    608,152        $  608,152
           Additional Paid in capital                  0                 0
           Accumulated Deficit                 (608,152)         (608,152)
                                            ------------        ----------

           Total Stockholders Equity        $          0        $        0

                                    CALDERA, INC.


             Statement of Operations for the three months and six months ended June 30, 1998 and for
                 the three months and six months ended June 30, 1997
                                     (Unaudited)

                                    Three Months Ended  Six Months Ended
                                         June 30,           June 30,
                                    ------------------  ----------------

                                        1998    1997    1998     1997
                                        ----    ----    ----     ----


          Revenue                      $    0  $    0  $    0   $    0

          Selling, general &
            administrative expenses         0       0       0      500

          Operating loss                    0       0       0        0

          Other income                      0       0       0        0
                                        -----   -----   -----    -----

          Net income (loss)
            before income taxes             0       0       0     (500)

          Income tax expense (benefit)      0       0       0        0
                                        -----   -----   -----    -----

          Net income (loss)                 0       0       0     (500)

          Net income (loss)
            per common share           $    0  $    0  $    0   $    0
                                        -----   -----   -----    -----

                                    CALDERA, INC,

                        Statement of Stockholders Equity Year
                               ended December 31, 1997
                        and the six months ended June 30, 1998


                                     (Unaudited)

              Number of Shares/Common/Capital Stock/ Retained/Net Equity
                                  Earnings(Deficit)


      Balance
      Dec 31, '96    3,345,000   $ 33,444   $ 589,152   $(606,152)   $(17,000)

      Issue
      Common
      Stock                  0          0           0            0           0

      Issue
      common
      for
      services               0          0           0            0           0

      Stock
      Redemptions            0          0           0            0           0

      Net loss
      1997                   0          0           0      (2,000)     (2,000)

      Balance
      Dec. 31,       ---------   --------   ---------   ----------    --------
      1997           3,345,000   $ 33,444   $ 608,152   $(608,152)     (0,000)

      Net loss
      six months
      ended
      June 30,
      '98                    0          0           0        (000)       (000)

      Balance
      June 30,
      1998           3,345,000   $ 33,444   $ 608,152   $(608,152)       (000)

                                    CALDERA, INC.


          Statement of Cash Flows for the six months ended June 30, 1998 and June 30, 1997


                                          Six Months Ended June 30,
                                          -------------------------
          (Unaudited)                         1998             1997
                                          --------         --------


           Cash Flows from
           operating activities
           Net income (loss)              $    (0)         $  (500)

           Adjustments to
           reconcile net income
           to net cash provided
           by operations
           Decrease in Accounts
           payable                             (0)            (500)

           Total adjustments                   (0)            (500)

           Net cash used on
           operating activities                 0                0

           Cash flows from
           investing activities                 0                0

           Net cash (used) by
           investing activities                 0                0

           Cash flows from
           financing activities                 0                0

           Net cash used in
           financing activities                 0                0

           Net decrease in cash
           and cash equivalents                 0                0

           Cash and cash
           equivalents at
           beginning of year                    0                0

           Cash and cash
           equivalents at end
           of period                            0                0

                                    CALDERA, INC.



          Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

          During the relevant fiscal quarters the Registrant had no activities. As of July 7, 1998, the Registrant entered into a Stock Purchase Agreement with the shareholders of International Fidelity Holding Corp. ("IFHC") for the Registrant to acquire all of the outstanding capital stock of IFHC in exchange for 19,777,000 shares of Registrant's Common Stock, after a 1-for-15 reverse split of the Common Stock. IFHC and its wholly-owned subsidiary International Surety & Casualty Corp. are engaged in the property and casualty insurance business, primarily reinsurance of automobile insurance products in the State of Texas. The approval of the Stock Purchase Agreement as well as amendments to the Registrant's Certificate of Incorporation for the reverse stock split and the change of corporate name to Unistar Financial Service Corp., for election of directors approval of a stock option plan are subject to approval of Registrant's stockholders at a meeting scheduled for August 17, 1998. Assuming stockholder approval and the closing of the Stock Purchase Agreement, the Registrant will be engaged in the insurance business and its liquidity and capital resources would be dependent upon the financial ability of IFHC and of new management to raise any required additional equity or debt capital.


          PART II      OTHER INFORMATION


          Item 6.      EXHIBITS AND REPORTS FILED ON FORM 8-K


          Exhibits
          --------

          No exhibits are required to be filed

          Reports on Form 8-K
          -------------------

          The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1998

                                      SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated:   August 17, 1998

                                       CALDERA, INC.


                                       By  /s/ Ronald K. Mann
                                          ------------------------------
                                          Ronald K. Mann
                                          Vice President and Treasurer

                                EXHIBIT INDEX


          Exhibit         Description
          -------         -----------

            27            Financial Data Schedule