Form 10QSB
period 1998-09-30
UNISTAR FINANCIAL SERVICE CORP
filed 1999-03-31
CIK 754495

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                        Commission file number 2-93426-D


                         UNISTAR FINANCIAL SERVICE CORP.
        (Exact name of small business issuer as specified in its charter)



                           Delaware                                             87-0419568
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


                      4635 McEwen Road, Dallas, Texas 75244
                    (Address of principal executive offices)

                                 (972) 702-0800
                           (Issuer's telephone number)

       Caldera, Inc., 9 1/2 Casimir St., Toronto, Ontario, Canada M5T 2P6
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share - 24,009,372 shares outstanding as of March 15, 1999.


Transitional Small Business Disclosure Format: Yes [  ]  No [X]

                         UNISTAR FINANCIAL SERVICE CORP.

                                TABLE OF CONTENTS


                                                                                                   PAGE
ITEM                                                                                              NUMBER
----                                                                                              ------

                         PART I - FINANCIAL INFORMATION

  1.     Financial Statements .........................................................              1

  2.     Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................................              1

                           PART II - OTHER INFORMATION

  1.     Legal Proceedings ............................................................              4

  2.     Changes in Securities and Use of Proceeds ....................................              4

  3.     Defaults Upon Senior Securities ..............................................              4

  4.     Submission of Matters to a Vote of Security Holders...........................              4

  5.     Other Information.............................................................              5

  6.     Exhibits and Reports on Form 8-K .............................................              6

Appendix A - Unaudited consolidated financial statements of Unistar Financial
         Service Corp. as of and for the Quarter Ended September 30, 1998..............            F-1


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial statements of the Company are annexed to this report as Appendix A, beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Unistar Financial Service Corp., formerly Caldera, Inc. (the "Company"), through its subsidiaries, the majority of which were acquired as of September 30, 1998, is primarily engaged in the distribution, premium financing, reinsurance, claims processing and other ancillary areas of the personal lines auto insurance business. The Company's wholly-owned retail auto insurance agencies and independent auto insurance agencies generate income from policy fees, commissions, premium financing and the marketing of ancillary services. Eagle Premium generates revenue from premium financing provided to the Company's customers. The Company's several managing general agencies generate revenue through commissions, policy fee income and other administrative fees from the marketing of the Company's insurance products through the Company's auto insurance agency distribution network. International Surety and Casualty Company (whose name is in the process of being changed to "Unistar Insurance Company," and is referred to as such or "UIC" herein), the Company's insurance subsidiary, generates revenues from reinsurance retrocessions and the collection and investment of premiums.

     The completion of two significant transactions during the third quarter of 1998 provided the Company with its first active operations since 1991. These transactions represent significant steps in transforming the Company from a dormant public shell into a vertically integrated insurance and financial service holding company, specializing in wholesale and retail auto insurance, premium financing, and insurance claims management.

     On August 17, 1998, the stockholders of the Company approved: (i) a Stock Purchase Agreement, dated as of July 7, 1998 (the "IFHC Acquisition"), whereby the Company purchased all of the issued and outstanding shares of common stock of International Fidelity Holding Corporation, a Texas insurance holding corporation ("IFHC"), in exchange for 19,777,000 shares of common stock, $.01 par value per share , of the Company on a post-Reverse Stock Split basis, as defined below, (ii) an amendment to the Certificate of Incorporation authorizing a one-for-fifteen reverse stock split of the Company's outstanding Common Stock (the "Reverse Stock Split") and (iii) an amendment to the Certificate of Incorporation to change the name of the Company to Unistar Financial Service Corp. Following the closing of the IFHC Acquisition on August 17, 1998, IFHC became a wholly-owned subsidiary of the Company. The Company, through its sole ownership of IFHC, controls IFHC's insurance subsidiary, Unistar Insurance Company.

     On September 30, 1998, the Company completed the acquisition (the "USFH Acquisition") of the assets and operations of U.S. Fidelity Holding Corp. and its subsidiaries (collectively, "USFH"). USFH participates in the auto insurance industry by providing multiple non-standard auto insurance products, premium financing and claims administration. The USFH Acquisition was structured as a stock-for-assets exchange, with the Company issuing 3,975,000 shares of Common Stock in exchange for substantially all of the assets of USFH.

     Prior to transactions discussed above, the Company, then known as Caldera, Inc.("Caldera"), was a shell corporation with no operations or assets, which was seeking to acquire a company that would become the business of Caldera. Caldera was formerly MW Companies, Inc. ("MW Companies"), the successor corporation to Sansidra Corporation ("Sansidra"). Sansidra was organized under the laws of the state of Nevada in 1984, it completed a public offering of 700,000 shares of common stock pursuant to a registration statement on Form S-18 that became effective November 9, 1984. In 1985, Sansidra merged with and into MW Companies, changing its state of domicile to Delaware and its name to MW Companies, Inc. In 1988, the Company's name was changed to Caldera. From 1991 to August 1998, Caldera was dormant as it sought out business opportunities.

EFFECT OF 1998 ACQUISITIONS ON THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS

     The Company's consolidated financial statements as of and for the quarter ended September 30, 1998 (the "Q3 Financial Statements") were significantly impacted by the transactions described above. An understanding of the Company's Q3 Financial Statements results requires that the accounting treatment of such acquisitions be explained:

     January 1, 1998 through August 16, 1998: The Company, then known as Caldera, Inc., was a dormant public shell, with no operations or activity of any sort;

     August 17, through September 30, 1998: The Company completed the IFHC Acquisition on August 17, 1998, which was accounted for as a reverse-takeover, meaning that for accounting purposes IFHC was the acquiror of Caldera, Inc. Therefore, the financial results of IFHC (and its sole subsidiary Unistar Insurance Company) since January 1, 1998 are included in the Company's consolidated financial statements contained herein.

     September 30, 1998: The Company completed the USFH Acquisition on September 30, 1998, which gave the Company the substantial portion of its present operations. Since the USFH Acquisition was completed on the last day of the third quarter, it had no impact on the results of operations in the Q3 Financial Statements, but the assets and liabilities acquired therein are included in the balance sheet as of September 30, 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net commissions and fees earned. Net commissions and fees earned of $2.4 million for the nine-month period consisted of the fees earned by the Company's placing business with third-party insurers. Such fees should significantly increase in future periods due to the acquisition of USFH and its managing general agencies that was completed on September 30, 1998.

     Commissions and loss adjustment expenses. Commissions and loss adjustment expenses were $3.0 million for the nine months. Commissions and loss adjustment expenses, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and loss adjustment expenses are influenced by loss severity and frequency.

     Other operating expenses. Other operating expenses were approximately $200,000 during the nine-month period. This amount may continue to be higher than normal, primarily because of the increase in costs associated with supporting the growth of the Company's operations, including the operations of USFH.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital are derived from its insurance operations, including premiums collected (net of policy cancellations and premiums ceded), commissions, service fees and investment income. Commencing September 30, 1998, the Company had available borrowings under formal credit facilities for the premium finance portion its business, which was acquired on that date. Because the Company is a holding company, it is largely dependent upon its subsidiaries for cash flow. A substantial portion of the Company's liquid assets are held by Unistar Insurance Company and are not available for general corporate purposes, pursuant to insurance regulations. The Company's management intends to aggressively continue to investigate opportunities for future growth and expansion, the funding of which may require additional capital.

YEAR 2000 MATTERS

     In 1998, the Company began converting its computer systems to be year 2000 compliant. The Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners in relation to year 2000 issues. As of December 31, 1998, the Company believes that it had completed its efforts to bring the systems in compliance. The total cost incurred during the year ended December 31, 1998 to modify these existing systems, which include both internal and external costs of programming, coding and testing, was not material. The Company continually evaluates computer hardware and software upgrades and, therefore, many of the costs to replace existing items with year 2000 compliant upgrades are not likely to be incremental costs to the Company. During 1999, the Company will continue to contact its business partners (including agents, banks, motor vehicle departments and rating agencies) to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENT INCLUDED IN THIS FORM 10-QSB

     This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company's business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these lawsuits will not have a material adverse effect on its business, financial condition or results of operations. The Company provides for a liability for both the amount of estimated damages attributable to these lawsuits and the estimated costs of litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On August 17, 1998, via a special meeting, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation authorizing a one-for-fifteen reverse stock split of the Company's outstanding Common Stock (the "Reverse Split"). The Company's Common Stock has been quoted on the OTC under the symbol "UNSF" since August 18, 1998.

     During the third quarter of 1998, the Company issued the following shares of its Common Stock without registration under the Securities Act of 1933 (all shares are on a post-Reverse Split basis):

     1. On August 17, 1998, the Company issued 19,777,000 shares for the purchase of all of the issued and outstanding shares of common stock of International Fidelity Holding Corporation ("IFHC");

     2. On August 18, 1999, the Company issued 15,000 shares of Common Stock in payment for $375,000 of legal fees owed to three lawyers who had provided legal services to the Company in connection with the IFHC acquisition;

     3. On September 30, 1998, the Company issued 3,975,000 shares in exchange for substantially all of the assets of U.S. Fidelity Holding Corp. and its subsidiaries.

     The above issuances were unregistered, as the Company was relying on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that such transactions did not involve public offerings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 17, 1998, a Special Meeting of the Company's Stockholders was held, at which the following five matters were submitted to a vote and approved as indicated:

     1. Proposal to approve the Stock Purchase Agreement, dated as of July 7, 1998, by and among the Company and the sole stockholders of International Fidelity Holding Corp., a Texas Insurance Holding Corporation ("IFHC"), whereby the Company would purchase the outstanding shares of IFHC. This proposal was approved with 1,945,780 shares voting in favor, 0 shares voting against, and 3,600 shares abstaining.

     2. Proposal to elect nine individuals to the Board of Directors pursuant to management's nominations: Marc A. Sparks, F. Jeffrey Nelson, Morris Belzberg, Brent Brown, Paul Caver, Douglas Gerrard,

          James G. Leach, Patrick Rastiello and Kerry A. Sebree. This proposal was approved with 1,946,380 shares voting in favor, and 3,000 shares abstaining.

     3. Proposal to amend the Company's Certificate of Incorporation to change the corporate name to Unistar Financial Service Corp. This proposal was approved with 1,944,380 shares voting in favor, 0 shares voting against, and 5,000 shares abstaining.

     4. Proposal to amend the Company's Certificate of Incorporation authorizing a one-for-fifteen reverse split of the outstanding shares of the Company's Common Stock, $.01 par value. This proposal was approved with 1,923,560 shares voting in favor, 21,620 shares voting against, and 4,200 shares abstaining.

     5. Proposal to adopt the 1998 Stock Option Plan, including the reservation of 1,000,000 shares of Common Stock for issuance thereunder (on a post-reverse stock split basis). This proposal was approved with 1,922,980 shares voting in favor, 18,800 shares voting against, and 7,600 shares abstaining.

ITEM 5.  OTHER INFORMATION.

     The following matters have not been previously reported by the Company in a Report on Form 8-K:

     (a)  Change in the Company's Certifying Accountant

          (i) On February 23, 1999 the Company, by means of a letter addressed to BDO Dunwoody LLP (the "Former Accountant") informed the Former Accountant that it is changing independent auditors. The change arises from the Company's desire to terminate its relationship with the Former Accountant because of financial considerations.

          (ii) There was no adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles for the Former Accountant's report on the financial statements of the Company as of and for the two years ended December 31, 1997.

          (iii) This decision to dismiss was made by the Company's Board of Directors.

          (iv) & (v) During the two most recent fiscal periods ended December 31, 1997 and from January 1, 1998 through February 23, 1999, (i) there were no disagreements between the Company and the Former Accountant on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused it to make reference thereto in its report and (ii) there were no reportable events as defined in paragraph 304 (a)(l)(iv) of Regulation S-B.

     As of February 23, 1999, the Company has engaged Karlins Arnold & Corbitt, P.C. as successor to the Former Accountant.

     (b)  Resignations of the Company's Directors

          (i) On December 18, 1998, Douglas Gerrard resigned as director of the Company. Mr. Gerrard cited family and time commitments as his reason for resigning. The resignation was not caused by any disagreement between the parties. Mr. Gerrard's board seat was subsequently filled by Mr. Leonard Feldman.

          (ii) Effective January 1, 1999, Paul Caver resigned as director of the Company. Mr. Caver cited his travel schedule and time commitments as his reasons for resigning. The resignation was not caused by any disagreement between the parties. Mr. Caver's board seat is unfilled at the present time.

     (c) Restructuring of Acquisition of Assets of U.S. Fidelity Holding Corp. The Stock Purchase Agreement by which the Company purchased the outstanding stock of U.S. Fidelity Holding Corp., which was disclosed in the Form 8-K filed by the Company on October 15, 1998, was rescinded and restructured as an asset purchase, effective September 30, 1998, to reflect the intentions of the parties thereto. The pro forma financial statements for this acquisition are included in the Company's financial statements included herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits


  2.1    Stock Purchase Agreement, dated as of July 7, 1998, by and among Caldera, Inc., Marc A. Sparks,
         F. Jeffrey Nelson and Nicole Clayton Caver.(2)
  2.2    Asset Only Purchase Agreement, dated as of September 30, 1998, by and among Unistar Financial
         Service Corp., U.S. Fidelity Holding Corp. and Rockford Partners Ltd.(3)
  3.1    Articles of Incorporation, as amended.(1)
  3.2    Bylaws of the Registrant, as amended.(1)
  3.3    Certificate of Amendment to Certificate of Incorporation authorizing one-for-fifteen reverse stock split, filed with the Secretary of State of Delaware on August 17, 1998.(2)
 10.1*   Registrant's 1998 Stock Option Plan.(2)
 16.1    Letter from BDO Dunwoody LLP regarding change in certifying accountant.(3)
 27.0    Financial Data Schedule.(3)
 99.1    Proxy Statement for the Special Meeting of Stockholders held August 17, 1998.(2)

*    Denotes management contract or compensatory plan.

(1) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997.
(2) Incorporated by reference to the Registrant's Report on Form 8-K filed September 2, 1998.
(3)  Filed herewith.

     (b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K on September 2, 1998, dated August 17, 1998, to report the change in control resulting from the Company's acquisition of International Fidelity Holding Corporation ("IFHC"), and other matters resulting from the Special Meeting of Stockholders held on August 17, 1998. Financial statements for IFHC were subsequently filed on Form 8-K/A on December 15, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNISTAR FINANCIAL SERVICE CORP.



Dated: March 31, 1999                   By     /s/ MARC A. SPARKS
                                           ------------------------------------
                                                   Marc A. Sparks
                                           Chairman and Chief Executive Officer



Dated: March 31, 1999                   By     /s/ F. JEFFREY NELSON
                                           ------------------------------------
                                                   F. Jeffrey Nelson
                                           President and Chief Financial Officer

                                   APPENDIX A

                        UNAUDITED FINANCIAL STATEMENTS OF
                         UNISTAR FINANCIAL SERVICE CORP.
               AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                         UNISTAR FINANCIAL SERVICE CORP.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                     ASSETS

Equity securities available for sale, at fair value             $     497,868
Cash                                                                6,330,648
Finance contracts receivable, net of allowance for
     credit losses of $1,033,587                                   31,617,758
Property and equipment, at cost, less accumulated
     depreciation and amortization                                  2,900,522
Customer list, net of accumulated amortization                     86,713,419
Other assets                                                        1,530,730
                                                                -------------
     TOTAL ASSETS                                               $ 129,590,945
                                                                =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Reserve for unpaid losses and loss
     adjustment expenses                                        $   4,960,000
Unearned premiums                                                   1,341,358
Unearned commissions and policy fees                                4,639,781
Amount due reinsurer                                                6,583,788
Notes payable                                                      28,717,122
Accounts payable and accrued liabilities                            5,097,225
Deferred income tax                                                 1,970,595
                                                                -------------
      TOTAL LIABILITIES                                            53,309,869
                                                                -------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized
     5,000,000 shares; no shares issued or outstanding                     --
Common stock, $.01 par value, authorized 50,000,000
     shares; 24,009,372 issued and outstanding                        239,944
Additional paid-in capital                                         78,301,458
Accumulated other comprehensive income                               (754,879)
Retained earnings                                                  (1,331,697)
Less treasury stock, at cost (63,333 shares)                         (173,750)
                                                                -------------
     TOTAL SHAREHOLDERS' EQUITY                                    76,281,076
                                                                -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 129,590,945
                                                                =============

     See notes to consolidated financial statements.

                         UNISTAR FINANCIAL SERVICE CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


REVENUE

Net commissions and fees earned                           $  2,353,596
Net realized losses                                            (20,672)
                                                          ------------
         Total revenues and other income                     2,332,924
                                                          ------------

EXPENSES
     Commissions and loss adjustment expenses                2,973,581
     Other operating expenses                                  196,856
                                                          ------------
                  Total expenses                             3,170,437
                                                          ------------


NET LOSS                                                  $   (837,513)
                                                          ============





Basic loss per share                                       $      (.03)
Diluted loss per share                                     $      (.03)

Weighted average number of common shares outstanding:
Basic                                                       24,006,861
Diluted                                                     24,006,861














See notes to consolidated financial statements.

                         UNISTAR FINANCIAL SERVICE CORP.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)




NET LOSS                                                  $  (837,513)

OTHER COMPREHENSIVE INCOME
     Unrealized loss on securities available for sale      (1,258,132)
     Income tax effect on other comprehensive income          503,253
                                                          -----------
                                                             (754,879)
                                                          -----------

COMPREHENSIVE INCOME                                      $(1,592,392)
                                                          ===========















See notes to consolidated financial statements.

                         UNISTAR FINANCIAL SERVICE CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)



COMMON STOCK, number of shares
     Balance, beginning of year               3,345,000
     Reverse stock split                     (3,117,628)
     Issuance of stock:
     Acquisition of International
         Fidelity Holding Corp.              19,777,000
     Acquisition of U.S. Fidelity
         Holding Corp.                        3,975,000
     For services                                15,000
                                           ------------
     Balance, end of quarter                 23,994,372
                                           ============

COMMON STOCK, consideration
     Balance, beginning of year            $     33,450
     Reverse stock split                        (31,176)
     Issuance of stock:
     Acquisition of International
         Fidelity Holding Corp.                 197,770
     Acquisition of U.S. Fidelity
         Holding Corp.                           39,750
     For services                                   150
                                           ------------
     Balance, end of quarter               $    239,944
                                           ============

ADDITIONAL PAID-IN CAPITAL
     Balance, beginning of year            $    574,702
     Reverse stock split                         31,176
     Issuance of stock
     Acquisition of International
         Fidelity Holding Corp.               2,819,292
     Acquisition of U.S. Fidelity
         Holding Corp.                       74,501,438
     For services                               374,850
                                           ------------
     Balance, end of quarter                 78,301,458
                                           ============

ACCUMULATED OTHER COMPREHENSIVE INCOME
     Balance, beginning of year            $         --
     Change in net unrealized loss on
         investments, net of tax               (754,879)
                                           ------------
     Balance, end of quarter               $   (754,879)
                                           ============

RETAINED EARNINGS (DEFICIT)
     Balance, beginning of year            $   (494,184)
     Net loss                                  (837,513)
                                           ------------
     Balance, end of quarter               $ (1,331,697)
                                           ============

TREASURY STOCK
     Balance, beginning of year            $         --
     Common shares acquired, at cost           (173,750)
                                           ------------
     Balance, end of quarter               $   (173,750)
                                           ============

TOTAL STOCKHOLDERS' EQUITY                 $ 76,281,076
                                           ============


See notes to consolidated financial statements.

                         UNISTAR FINANCIAL SERVICE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


Cash flows from operating activities:
     Net loss                                                $  (837,513)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:                     3,221,622
                                                             -----------
         Net cash provided by operating activities             2,384,693
                                                             -----------

Cash flows from investing activities:
     Businesses acquired in purchase transactions net of
         cash acquired                                         3,381,150
                                                             -----------
         Net cash provided by investing activities             3,381,150
                                                             -----------

Cash flows from financing activities:
     Repayments of notes payable                                (125,000)
     Purchase of treasury stock                                 (173,750)
                                                             -----------
         Net cash used in financing activities                  (298,750)
                                                             -----------

Net increase in cash                                           5,466,509

Cash, beginning of year                                          864,139
                                                             -----------

Cash, end of year                                            $ 6,330,648
                                                             ===========
















See notes to consolidated financial statements.

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unistar Financial Service Corp. ("Unistar" or "the Company")is a vertically integrated insurance holding company which, through its subsidiaries controls substantially all aspects of the insurance underwriting, distribution and claims process. Through its insurance subsidiaries (U.S. Fidelity Insurance Services), Unistar, provides non-standard automobile insurance. Another wholly-owned subsidiary (Eagle Premium Finance Corp.) provides premium financing. International Surety & Casualty Company operates as a property and casualty insurance company domiciled in the State of Texas which writes a limited amount of construction surety bonds and reinsures non-standard automobile insurance produced and underwritten by affiliated companies in Texas.

The accompanying consolidated financial statements include the accounts of Unistar and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

On August 17, 1998, the stockholders of the Company approved: (i) a Stock Purchase Agreement, dated as of July 7, 1998 (the "IFHC Acquisition"), whereby the Company purchased all of the issued and outstanding shares of common stock of International Fidelity Holding Corporation, a Texas insurance holding corporation ("IFHC"), in exchange for 19,777,000 shares of common stock, $.01 par value per share ("Common Stock"), of the Company on a post-Reverse Stock Split basis, as defined below, (ii) an amendment to the Certificate of Incorporation authorizing a one-for-fifteen reverse stock split of the Company's outstanding Common Stock (the "Reverse Stock Split") and (iii) an amendment to the Certificate of Incorporation to change the name of the Company to Unistar Financial Service Corp. Following the closing of the IFHC Acquisition on August 17, 1998, IFHC became a wholly-owned subsidiary of the Company. The Company, through its sole ownership of IFHC, controls IFHC's insurance subsidiary, International Surety and Casualty Company, a Texas property and casualty insurance corporation ("ISCC").

On September 30, 1998, the Company completed the acquisition (the "USFH Acquisition") of the assets and operations of U.S. Fidelity Holding Corp. and its subsidiaries (collectively, "USFH"). USFH participates in the auto insurance industry by providing multiple non-standard auto insurance products, premium financing and claims administration and auto collision appraisal and repair services. The USFH Acquisition was structured as a stock-for-assets exchange, valued at approximately $75 million, with the Company issuing 3,975,000 shares of Common Stock in exchange for substantially all of the assets of USFH.

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

The IFHC Acquisition was accounted for as a reverse-takeover, meaning that for accounting purposes IFHC was the acquiror of the Company. Therefore, the financial results of IFHC for all of 1998 are included in the Company's consolidated financial statements contained herein. The USFH Acquisition, however, was accounted for as an asset purchase, therefore the financial results of USFH are not included in the September 30, 1998 in the Company's consolidated financial statements contained herein.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method, generally from five to forty years.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Share - Earnings per share is computed in accordance with the Financial Accounting Standards Board (FASB) Statement No 128 "Earnings per Share". Basic earnings per share is computed based on the weighted average number of common shares outstanding, excluding any dilutive effects of options, awards and convertible securities. Dilutive earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of options, awards and convertible securities.

BUSINESS ACQUISITIONS

Effective September 30, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of U.S. Fidelity Holding Corp. The purchase price exceed the fair value of net assets by approximately $84.1 million and has been included in customer lists.

The unaudited pro forma results, assuming the above acquisitions had occurred on January 1, 1998 are as follows:


Revenues                                                    $124,754,000
Net income                                                  $  6,746,000
Basic earnings per share                                    $       0.28

The unaudited pro forma summary is not necessarily indicative either of results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented, or of future results of operations of the combined companies.

                        UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STATUTORY INSURANCE ACCOUNTING PRINCIPLES

Since August 26, 1997, ISCC has operated under Regulatory Administrative Oversight by the Texas Department of Insurance (the "TDI"). The more significant requirements were for ISCC to provide certain financial statements, projections and business plans for approval and review. The TDI also required ISCC to adopt and amend certain policies and procedures.

ISCC responded to the Texas Department of Insurance on November 3, 1997 regarding the aforementioned issues. As of December 31, 1998, management believes they have adequately addressed all of the significant issues.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2.1    Stock Purchase Agreement, dated as of July 7, 1998, by and among Caldera, Inc., Marc A. Sparks,
         F. Jeffrey Nelson and Nicole Clayton Caver.(2)
  2.2    Asset Only Purchase Agreement, dated as of September 30, 1998, by and among Unistar Financial
         Service Corp., U.S. Fidelity Holding Corp. and Rockford Partners Ltd.(3)
  3.1    Articles of Incorporation, as amended.(1)
  3.2    Bylaws of the Registrant, as amended.(1)
  3.3    Certificate of Amendment to Certificate of Incorporation authorizing one-for-fifteen reverse stock split, filed with the Secretary of State of Delaware on August 17, 1998.(2)
 10.1*   Registrant's 1998 Stock Option Plan.(2)
 16.1    Letter from BDO Dunwoody LLP regarding change in certifying accountant.(3)
 27.0    Financial Data Schedule.(3)
 99.1    Proxy Statement for the Special Meeting of Stockholders held August 17, 1998.(2)

*    Denotes management contract or compensatory plan.

(1) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997.
(2) Incorporated by reference to the Registrant's Report on Form 8-K filed September 2, 1998.
(3)  Filed herewith.