Form 10KSB40
period 1998-12-31
UNISTAR FINANCIAL SERVICE CORP
filed 1999-03-31
CIK 754495

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        Commission file number 2-93426-D

                         UNISTAR FINANCIAL SERVICE CORP.
                 (Name of small business issuer in its charter)

             Delaware                                       87-0419568
   (State or other jurisdiction of                      (I.R.S.  Employer
   incorporation or organization)                       Identification No.)


       4635 McEwen Road, Dallas, Texas                        75244
   (Address of principal executive offices)                 (Zip Code)

ISSUER'S TELEPHONE NUMBER:                                    (972) 702-0800
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:
 YES [X] NO[ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's gross written premiums for the year ended December 31, 1998, which were derived solely from its fourth quarter operations, were $35,926,300. The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing sale price of the common stock on December 16, 1998, as quoted on the OTC, was approximately $396,000,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock (over 8,000,000 shares) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 15, 1999, the Registrant had outstanding 24,009,372 shares of common stock.

      The information required by Items 10 through 12 of Form 10-KSB is incorporated by reference into Part III hereof from the registrant's proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1998.

      Transitional Small Business Disclosure Format: YES [ ]  NO [X]

                         UNISTAR FINANCIAL SERVICE CORP.

                                TABLE OF CONTENTS

                                                                                               Page
Item                                                                                          Number
----                                                                                          ------
                                     PART I

  1.  Description of Business  .................................................................. 1

  2.  Description of Properties .................................................................12

  3.  Legal Proceedings .........................................................................13

  4.  Submission of Matters to a Vote of Security Holders .......................................13

                                     PART II

  5.  Market for Common Equity and Related  Stockholder Matters  ................................13

  6.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations .....................................................................14

  7.  Financial Statements ......................................................................16

  8.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure ......................................................................16

                                    PART III

  9.  Directors, Executive Officers, Promoters and Control Persons;
      Compliance With Section 16(a) of the Exchange Act  ........................................16

  10. Executive Compensation ....................................................................18

  11. Security Ownership of Certain Beneficial Owners and Management ............................18

  12. Certain Relationships and Related Transactions ............................................18

  13. Exhibits and Reports on Form 8-K ..........................................................19


Appendix A - Audited consolidated financial statements of Unistar Financial
      Service Corp., as of and for the Year Ended December 31, 1998.............................F-1

                                     PART I

ITEM  1.     DESCRIPTION OF BUSINESS.

ACQUISITION OF INSURANCE OPERATIONS IN 1998

     The completion of three significant transactions during 1998 provided Unistar Financial Service Corp. (formerly Caldera, Inc.) (the "Company") with its first active operations since 1991. As a result of these transactions, the Company has completed its transformation from a dormant public shell into a vertically integrated insurance and financial service holding company, specializing in wholesale and retail auto insurance, premium financing, and insurance claims management.

     On August 17, 1998, the stockholders of the Company approved: (i) a Stock Purchase Agreement, dated as of July 7, 1998 (the "IFHC Acquisition"), whereby the Company purchased all of the issued and outstanding shares of common stock of International Fidelity Holding Corporation, a Texas insurance holding corporation ("IFHC"), in exchange for 19,777,000 shares of common stock, $.01 par value per share, of the Company on a post-Reverse Stock Split basis, as defined below, (ii) an amendment to the Certificate of Incorporation authorizing a one-for-fifteen reverse stock split of the Company's outstanding Common Stock (the "Reverse Stock Split") and (iii) an amendment to the Certificate of Incorporation to change the name of the Company to Unistar Financial Service Corp. Following the closing of the IFHC Acquisition on August 17, 1998, IFHC became a wholly-owned subsidiary of the Company. The Company, through its sole ownership of IFHC, controls IFHC's insurance subsidiary, International Surety and Casualty Company (whose name is in the process of being changed to "Unistar Insurance Company," and is referred to as such or "UIC" herein).

     On September 30, 1998, the Company completed the acquisition (the "USFH Acquisition") of the assets and operations of U.S. Fidelity Holding Corp. and its subsidiaries (collectively, "USFH"). USFH participates in the auto insurance industry by providing multiple non-standard auto insurance products, premium financing and claims administration. The USFH Acquisition was structured as a stock-for-assets exchange, with the Company issuing 3,975,000 shares of Common Stock in exchange for substantially all of the assets of USFH. The consideration paid for USFH by was determined by the Company based upon its assessment of the value created by the utilization of USFH's assets by the Company, including in particular the synergies created by the accretion of USFH to the Company's existing operations through UIC.

     The IFHC Acquisition was accounted for as a reverse-takeover, meaning that for accounting purposes IFHC was the acquiror of the Company. Therefore, the financial results of IFHC for all of 1998 are included in the Company's consolidated financial statements contained herein. The USFH Acquisition, was accounted for as an asset purchase, therefore only the financial results of USFH subsequent to September 30, 1998 are included in the Company's consolidated financial statements contained herein.

     On December 31, 1998, the Company acquired the rights to certain Stock and Asset Only Purchase Agreements of several retail auto insurance agencies, two automobile body shops and an automobile damage appraisal company. This transaction had no impact on the Company's results of operations for 1998, since it was consummated on the last day of the year, but it completed the vision of the Company in becoming a vertically integrated insurance and financial service holding company and sets the template for continued expansion into the retail insurance and claims servicing businesses.

BACKGROUND OF THE COMPANY PRIOR TO AUGUST 17, 1998

     Prior to transactions discussed above, the Company, then known as Caldera, Inc.("Caldera"), was a shell corporation with no operations or assets, which was seeking to acquire a company that would become the business of Caldera. Caldera was formerly MW Companies, Inc. ("MW Companies"), the successor corporation to Sansidra Corporation ("Sansidra"). Sansidra was organized under the laws of the state of Nevada in 1984, it completed a public offering of 700,000 shares of common stock pursuant to a registration statement on Form S- 18 that became effective November 9, 1984. In 1985, Sansidra merged with and into MW Companies, changing its state of domicile to Delaware and its name to MW Companies, Inc. In 1988, the Company's name was changed to Caldera. From 1991 to August 1998, Caldera was dormant as it sought out business opportunities.

THE COMPANY'S BUSINESS

     The discussion below includes certain events that have occurred subsequent to December 31, 1998, in order to provide the most up-to-date information about the Company.

GENERAL

     The Company is a vertically integrated insurance and financial service holding company which, through its numerous wholly-owned subsidiaries, participates in substantially all aspects of the personal lines auto insurance distribution, underwriting, premium financing and claims process. The Company operates a distribution network of over 100 Company-owned retail auto insurance agencies under the name of Unistar Auto Insurance Agencies, and over 400 appointed independent retail auto insurance agencies, through which it markets its expanding menu of insurance products. The Company has underwriting authority for third-party insurance companies that it represents through four managing general agencies. The Company, through its subsidiary, Unistar Insurance Company, a Texas-domiciled property and casualty insurance company, acts as a reinsurer of nonstandard personal automobile insurance in the State of Texas. The Company internally processes claims made by its customers through its claims adjusting company, Eagle Claims Corp, and offers premium financing to its own insureds through Eagle Premium Finance Company. The Company also provides reinsurance brokerage services, renter's insurance, collision repair, automobile damage appraisal services and other ancillary services pertinent to its operations through other wholly-owned subsidiaries.

     The Company markets and distributes third-party insurers' products and its other services primarily in Texas, Florida, California and Illinois, through a network of over 100 Company-owned retail auto insurance agencies and over 400 appointed independent retail auto insurance agencies. The Company believes that it can be distinguished from its competitors because it generates revenue from substantially all aspects of the personal lines auto insurance distribution, underwriting, premium financing and claims process. The Company provides quality service to both its agents and insureds by utilizing an integrated computer system which links the Company's insurance and service entities. The Company's computer and software systems allow for rapid automated premium quotation, policy issuance, billing and payment and claims processing and enable the Company to continuously monitor substantially all aspects of its business. Using these systems, the Company's agents can access a customer's driving record, quote a premium, offer premium financing and, if requested, generate a policy on-site. The Company believes that these systems have facilitated its ability to market and underwrite insurance products on a cost-efficient basis, and that they will enhance the Company's ability to continue its expansion into Texas, California, Florida, Illinois and other states.

     The Company's primary product is nonstandard personal automobile insurance, which is principally provided to insureds who are unable to obtain preferred or standard insurance coverage because of their driving record, payment history, age, vehicle type or other factors, including market conditions for preferred or standard risks. Underwriting standards for preferred or standard insurance coverage have become more restrictive, thereby requiring more drivers to seek coverage in the nonstandard automobile insurance market. These factors have contributed to an increase in the size of the nonstandard personal automobile insurance market. Based on information provided by A.M. Best, a leading rating agency for the insurance industry, from 1993 to 1997, the nonstandard personal automobile insurance market in the United States grew from approximately $14.2 billion to approximately $22.0 billion of annual premium volume and from approximately 15.1% to approximately 19.2% of the total personal automobile insurance market.

     Traditionally, nonstandard auto insurance has flourished in areas where there has been substantial rate freedom and an assigned-risk plan that either has high rates relative to the preferred market or does not require auto physical damage insurance. A number of states offer both of these favorable conditions. A recent A.M. Best study found that one of the most prolific nonstandard auto insurance states is Texas. The table below reflects Texas auto insurance premium growth over the last five years.

                 Texas Private Passenger Auto Insurance Premiums
                     Five-Year Totals (figures in millions)

         Year                       Premium            Texas Loss Ratio   U.S. Loss Ratio
         1997                       $8,219.2                  59.0%             64.0%
         1996                       $8,016.2                  63.6%             66.5%
         1995                       $7,696.1                  72.0%             67.1%
         1994                       $7,327.0                  70.7%             68.4%
         1993                       $6,800.4                  60.5%             66.8%

MISSION STATEMENT AND BUSINESS STRATEGY

     The Company's mission is to pursue excellence and to forge a solid publicly traded insurance and financial service holding company; to deliver the very best results to our shareholders, agents and customers; and to maintain the highest standards, while empowering each associate to grow as partners in our success.

     The Company's strategy is to seek continued growth of its business by capitalizing on the efficiencies of its vertical integration, and:

      o further penetrating the Texas, Florida, California and Illinois markets by acquiring additional retail auto insurance agencies and establishing relationships with additional independent retail auto insurance agencies in order to expand the Company's distribution network to market its products and services in other regions of those and other states;

      o selectively expanding the Company's product offerings by underwriting additional insurance products and programs such as standard automobile insurance (see "Recent Developments" below regarding Kemper facility), renter's insurance, accidental death and dismemberment and hospital indemnity insurance, and marketing these products and programs through its distribution network;

      o maintaining a commitment to provide quality service to its agents and insureds by emphasizing customer service;

      o encouraging agents to place a high volume of quality business with the Company by providing them with attractive commission structures tied to premium levels and loss ratios;

      o identifying and reviewing opportunities to acquire additional insurers; and

      o employing the business practices developed and used in Texas to continue expanding into other selected states.

RECENT DEVELOPMENTS

     Along with the IFHC Acquisition and USFH Acquisition in late 1998, and in addition to the revenue production from the Company's existing four auto insurance products, premium financing and claims administration, the Company has recently announced the following strategic initiatives:

      o March, 1999 - the Company entered a relationship with Kemper Specialty Holdings, Inc. (now known as "Kempes"), a subsidiary of the Kemper Insurance Companies, in which it will market, administer and distribute personal lines auto insurance product, including the Company's initial STANDARD auto insurance product;

      o March, 1999 - the Company rolled out its "Renter's Plus" insurance product;

      o February, 1999 - the Company launched its Internet site, WWW.UNISTARAUTO.COM, which allows customers to access automobile insurance online from the Company's family of insurance products;

      o February, 1999 - the Company entered a letter of intent to acquire "7/24 Insurance Services, Inc.", based in San Diego, California, which will serve as the Company's core for expansion into the California auto insurance market;

      o February, 1999 - the Company completed its acquisition of First Grampian Premium Finance Company, based in Tampa, Florida, to write premium finance contracts for the Company's Florida customers;

      o January, 1999 - the Company announced that it had completed the consolidation of its current vertically integrated operations, including Company-owned retail auto insurance agencies, multiple managing general agencies, premium finance, claims management, reinsurance and reinsurance brokerage services, auto collision and appraisal services;

      o January, 1999 - the Company announced a program management agreement with American Safety Casualty Insurance Company for a new auto insurance facility that will allow the Company to market "private label" programs (nationwide) at competitive rates;

      o January, 1999 - the Company completed its acquisition of the assets of AMSCOT Insurance, Inc., with 19 retail auto insurance locations in Florida, to serve as the Company's core for expansion into the Florida auto insurance market;

      o November, 1998 - the Company commenced construction of its 9,000 square foot, 110-person customer service call center, with state-of-the-art computer and phone systems to better serve the Company's auto insurance agents and insureds;

      o September, 1998 - the Company announced the release of its fourth auto insurance program, "Advanced Underwriters," a multi-tiered, premium financed auto insurance product that caters toward the "more standard" auto insurance customer;

      o September, 1998 - the Company launched Unistar University, an on-site training facility designed to educate and empower the Company's staff in the insurance and financial service professions.

INSURANCE SERVICE OPERATIONS

     Retail Distribution Network

     The Company owns and operates over 100 retail auto insurance agencies in the states of Texas, Florida, California and Illinois, under the name Unistar Auto Insurance Agencies. The retail locations distribute the Company's expanding menu of insurance products, including Renters Plus(R) and Accident Plus(R) insurance products, as well as a variety of auto insurance programs. These agencies operate as individual profit centers for the Company and exclusively provide the Company's insurance products.

     Wholesale Distribution and Managing General Agencies

     The Company provides its products and services to over 400 independent retail auto insurance agencies, also located in Texas, Florida, California and Illinois. The Company owns several Managing General Agencies ("MGAs") that develop and distribute insurance products through this extensive network. The MGAs provide all underwriting, policy administration, marketing, accounting and financial services to the Company's third-party insurance companies and the Company's retail and independent agencies and participate in the negotiation of reinsurance contracts. All of the Company's MGAs are licensed in Texas and reinsured by a panel of "A" and "A+" rated companies, as rated by A.M. Best.

     GREAT SOUTHERN GENERAL AGENCY offers the Company's flagship line, an innovative annual-term, premium-financed auto insurance product. Through Eagle Premium Finance Company ("Eagle Premium"), Great Southern's offers a 10% premium down payment (compared to the standard 15%) with 11 equal monthly installments. The result is often a lower-than-average monthly payment for the consumer, allowing for a seamless renewal.

     ADVANCED UNDERWRITERS offers a six-month or twelve-month, full coverage, premium financed product. The Advanced product caters to a more preferred risk.

     FIRST CHOICE UNDERWRITERS offers a six-month, full coverage or liability-only, direct bill insurance product.

     PEAK UNDERWRITERS offers a monthly, direct bill, liability-only insurance product.

     UNISTAR SELECT offers a standard, full coverage direct bill auto insurance product.

     Premium Finance

     EAGLE PREMIUM FINANCE COMPANY, the Company's Texas-licensed premium finance company, provides premium financing to the Company's insureds. Premium financing is marketed through the Company's distribution network of Company-owned agencies and independent agencies. Traditionally, Eagle Premium has obtained financing for its lending operations from a third-party credit facility.

     Premiums for property and casualty insurance are typically payable at the time a policy is placed in force or renewed. Eagle Premium's services allow the insured to pay a portion of the premium when the policy is placed in force and the balance in monthly installments over the life of the policy (either six or twelve months). As security, Eagle Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer. In the event of cancellation, Eagle Premium applies the unearned premium towards the payment obligation of the insured. The premium financing that the Company offers to its own insureds involves limited credit risk.


     The Company's premium financing program is subject to certain laws governing the operation of premium finance companies. These laws pertain to such matters as books and records that must be kept, forms, licensing, fees and charges. For example, in Texas, the maximum late payment fee Eagle Premium may charge is the greater of $10 per month or 5% of the amount of the overdue payment.

     Reinsurance and Reinsurance Brokerage

     UNISTAR INSURANCE COMPANY operates as a Texas-domiciled property and casualty insurance company. UIC reinsures a portion of the risk associated with policies issued through the Company's MGAs.

     TALON FINANCIAL SERVICES LTD. is the Company's reinsurance brokerage subsidiary.

     Underwriting and Systems Processing

     GENERAL. The Company underwrites insurance products (referred to herein as "Unistar" products) through unrelated policy issuing insurance companies. The Company also provides proprietary underwriting processing and management information systems that enable the distribution of its multiple products and services at all levels.

     NONSTANDARD AUTOMOBILE. Nonstandard personal automobile insurance is principally provided to insureds who are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors, including market conditions. Underwriting standards for preferred and standard coverage have become more restrictive, thereby requiring more insureds to seek nonstandard coverage and contributing to increase in the market share of the nonstandard automobile insurance industry. Nonstandard automobile insurance, however, generally involves the potential for increased loss exposure and higher claims experience. Loss exposure is limited because premiums usually are at higher rates than those charged for standard insurance coverage and because 100% of the policies issued through the Company provide the minimum coverage required of the policyholder by statute. The Company currently underwrites nonstandard personal automobile insurance in Texas, where the minimum limits are $10,000 per individual and $40,000 per accident for bodily injury and $15,000 per accident for property damage and comprehensive and collision up to $50,000. The average annual premium on policies currently in force is approximately $1,250. The Company underwrites this coverage on an annual and semi-annual basis.

     Due to the purchasing habits of nonstandard automobile insureds (for example, insureds seeking the least expensive insurance required of the policyholder by statute which satisfies the requirements of state laws to register a vehicle), policy renewal rates tend to be low compared to standard policies. The Company's experience has been that a significant number of existing policyholders allow their policies to lapse and then reapply for insurance as new policyholders. The success of the Company's nonstandard automobile insurance program, therefore, depends in part on its ability to replace non-renewing insureds with new policyholders through marketing efforts.

     The Company markets its nonstandard personal automobile products primarily through its network of Company-owned agencies and independent agencies. The Company also markets its insurance on a limited basis directly to insureds through its website, direct mail and media advertising.

     The Company emphasizes customer service to both its agents and insureds by utilizing an integrated computer system which links all of the Company's insurance and service entities. The Company's computer and software systems allow for rapid automated premium quotation, policy issuance, billing and payment and claims processing and enable the Company to monitor substantially all aspects of its business. This system enables the Company's agents to rapidly access the customer's driving record, quote a premium and, if requested, generate the policy on-site.

     The Company intends to focus its efforts on further penetrating the Texas, Florida, California and Illinois nonstandard personal automobile insurance markets. Ultimately, the Company intends to expand into other selected states. The Company will select states for expansion based on a number of criteria, including the size of the personal automobile insurance market, statewide loss results, competition and the regulatory climate. The Company's ability to expand into other states will be subject to the prior regulatory compliance with all requirements imposed by each state. There can be no assurance that the Company will be able to obtain the required licenses, and the failure to do so would limit the Company's ability to expand geographically.

     STANDARD AUTOMOBILE. Standard personal automobile insurance is principally provided to insureds that present an average risk profile in terms of payment history, driving record, vehicle type and other factors. As part of its expansion strategy, in 1999 the Company will commence distributing standard personal automobile insurance products through an arrangement with Kemper Insurance Companies (see "Recent Developments" herein). Limits on standard personal automobile insurance are generally significantly higher than those for nonstandard coverage, but typically provide for deductibles and other restrictive terms. The Company will market standard personal automobile insurance through its network of Company-owned and independent agencies.

     RENTER'S INSURANCE. "Renter's Plus" is the Company's new renter's insurance product designed to protect tenants' personal property against a loss due to fire, wind, flood, smoke or theft. Approximately 87% of the Company's auto insurance customers rent homes, apartments or condominiums. The Company also offers premium financing on "Renter's Plus." The Company believes that providing a complete package of quality insurance products reduces the risk of losing its customers to a multi-lines insurance competitor, thereby increasing the Company's retention rates and profitability.

     FUTURE PRODUCTS. The Company intends to expand its product offerings by developing additional insurance products and programs and marketing them through its distribution network. Specifically, the Company intends to expand its product offerings to include accidental death and dismemberment and hospital indemnity insurance. The Company currently has not, however, taken any significant steps toward expanding the foregoing product offerings. Expansion of the Company's product offerings may result in an increase in expenses due to additional costs incurred in additional actuarial rate justifications, software and personnel. Also, future products may require certain regulatory approval. There can be no assurance that the Company can successfully obtain the necessary agreements and approvals to produce and profitably market and distribute any of these products.

     Claims Management

     EAGLE CLAIMS CORP. is an in-house captive claims management firm that provides services exclusively to the Company's MGAs. The Company-owned and independent agencies have no authority to settle claims or otherwise exercise control over the claims process. The Company's management team believes that the claims-handling process is a major key to the success of all insurance programs. Also, management believes that the employment of salaried claims personnel, as opposed to independent adjusters, results in reduced ultimate loss payments, lower LAE and improved customer service. The Company only retains independent appraisers and adjusters on an as needed basis.

     Claims settlement authority levels are established for each adjuster or manager based on the employee's ability and level of experience. Upon receipt, each claim is reviewed and assigned to an adjuster based on the type and severity of the claim. All claim-related litigation is monitored by Company personnel. The claims policy of the Company emphasizes prompt and fair settlement of meritorious claims and the establishment of appropriate liability for claims. The Company believes that the internal processing of claims, its highly sophisticated claims-handling software and proactive legal team enable it to provide quality customer service while controlling claims adjustment expenses.

     Collision Repair and Appraisal Services

     STAR CARE COLLISION REPAIR and MIRROR FINISHES AND COLLISION OF TEXAS are the Company's collision repair centers located in Dallas and Houston, respectively. Their primary function is to provide superior customer service in a more cost-effective manner, which should ultimately improve the insurance operations' loss ratios.

     NATIONAL AUTOMOBILE CLAIMS & APPRAISAL provides the Company with significant cost savings and control of the auto damage appraisal function by expediting the collision repair process. This subsidiary oversees all damage estimates provided by the Company's preferred collision repair centers to ensure the most accurate and cost-effective repair possible.

MARKETING AND DISTRIBUTION

     The Company markets and distributes its insurance products and services in Texas, Florida, California and Illinois through a network of over 100 Company-owned retail auto insurance agencies and over 400 appointed independent retail auto insurance agencies. The Company believes that it provides its independent agents with attractive commission structures. The Company compensates its agents by paying a commission based on a percentage of premiums produced. The Company supports its agency network by advertising in various media.

     Company-employed and independent agents have the authority to sell and bind insurance coverages in accordance with procedures established by the Company's several MGAs. The MGA reviews all coverages bound by the agents promptly and generally accepts all coverages which fall within stated underwriting criteria. The MGA generally also has the right within a period of 60 days from a policy's inception to cancel any policy upon 10 days notice, even if the risk falls within its underwriting criteria.

     The Company believes that its integrated computer system, which allows for rapid automated premium quotation and policy issuance by its agents, is a key element in providing quality service to both its agents and insureds. For example, upon entering a customer's basic personal information, the customer's driving record is accessed and a premium rate is quoted. If the customer chooses to purchase the insurance, the system generates the policy on-site.

     The Company believes that its distribution system will ultimately enable it to lower its expense ratio and operate with more favorable loss experience. A lower expense ratio will, in turn, allow the Company to more effectively compete with larger providers of nonstandard automobile and other forms of insurance.

     During 1999, the Company will seek to expand its distribution network and market its products and services by acquiring additional insurance agencies and establishing relationships with additional independent agents. As the Company expands its insurance operations into other states, the Company will seek to replicate its existing distribution network in those states. There can be no assurance that the Company will be able to obtain the required regulatory approvals to offer additional insurance products or expand into states other than those in which it currently operates.

REINSURANCE

     The Company utilizes various policy issuing insurance companies, which are unrelated insurance companies, to write its various insurance products. The relationships with such companies are designed to be virtually non-risk bearing for the policy issuing insurance company, therefore the Company arranges for 100% reinsurance for each company. The Company utilizes a nationally-known reinsurance broker to arrange relationships, document and account for the reinsurance. Reinsurance involves an insurance company transferring (or "ceding") all or a portion of its exposure on insurance underwritten by it to another insurer, known as a "reinsurer." The reinsurer assumes a portion of the exposure in return for a portion, or quota share, of the premium, and pays the ceding company or MGA a commission based upon the amount of insurance ceded.

     Reinsurance is ceded under separate contracts or "treaties" for the separate lines of business underwritten. The Company's reinsurance for automobile insurance is primarily ceded to the following reinsurers:

                          Reinsurer                          A.M. Best Rating

                  Kemper Reinsurance Company                           A
                  Trenwick American Reinsurance Corp.                  A+
                  Odyssey Reinsurance Corporation                      A-
                  Underwriters Reinsurance Company                     A+
                  Everest Reinsurance Company                          A+
                  Signet Star Reinsurance Company                      A
                  American Re-Insurance Company                        A
                  St. Paul Reinsurance Management Corp.                A+
                  Folksamerica Reinsurance Company                     A
                  SAFR Reinsurance Corporation                         A-
                  Sydney Reinsurance Corporation                       A-

     Unistar Insurance Company assumes approximately 10% of the reinsurance premiums and losses as a retrocession from one of the above named reinsurers. The reinsurance program renews annually, although the Company continually reviews the program and may elect to change it more frequently. Reinsurance is placed directly by the Company and through national reinsurance intermediaries in conjunction with the Company's own intermediary, Talon Financial Services, Ltd..

     The Company is selective in choosing a reinsurer and considers numerous factors, the most important of which is the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize its exposure to the insolvency of a reinsurer, the Company evaluates the acceptability and reviews the financial condition of the reinsurer at least annually. The Company's current policy is to primarily use reinsurers that have an A.M. Best rating of "A (Excellent)" or better.

LIABILITY FOR UNPAID LOSSES AND LAE

     The issuing carrier is directly liable for loss and loss adjustment expense ("LAE") payments under the terms of the insurance policies that the Company writes. As required by insurance regulations and accounting rules, the issuing carrier reflects the liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses. The Company also operates to reinsure the issuing companies substantially against risk, as outlined above.

     When a claim involving a probable loss is reported, the Company establishes a liability for the estimated amount of the issuing carrier's ultimate loss and LAE payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions.

     All newly reported claims received with respect to nonstandard personal automobile policies are set up with an initial average liability. The average liability for these claims are determined every quarter by dividing the number of closed claims into the total amount paid during the three month period. If a claim is open more than 30 days, that open case liability is evaluated and the liability is adjusted upward or downward according to the facts and damages of that particular claim. The Company anticipates that it will adopt a similar policy with respect to standard automobile policies, for its issuing carriers.

     In addition, management provides for a liability on an aggregate basis to provide for incurred but not reported losses ("IBNR"). The Company utilizes independent actuaries to help establish the liability for unpaid losses and LAE for the issuing carrier and reinsurers.

INVESTMENTS

     The Company's investment objective is to maximize total rate of return after federal and state income taxes while maintaining liquidity and minimizing risk. The Company complies with applicable laws and regulations that restrict the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages. The Company's investment policy is established by the Investment Committee of the Board of Directors and is reviewed on a regular basis.

COMPETITION

     The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, brokers and agencies, many of whom are larger and have greater financial and other resources than the Company. The Company's competitors include other companies which market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. The Company may also face competition from new or temporary entrants in its niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below that of the Company. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and superior service to its agents and insureds. Companies of comparable or smaller size that compete with the Company in the nonstandard automobile insurance industry include Omni, Concord and Arrowhead, as well as major insurers such as GEICO and Progressive Casualty Insurance Company. Competition could have a material adverse effect on the Company's business, results of operations and financial condition.

REGULATION

     General

     The Company is subject to certain laws and regulations in states in which it seeks to conduct business. The regulations cover all aspects of its business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital requirements, allowable rates, forms and licensing (particularly for the nonstandard auto segment), underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of the insurance business.

     Many states have also enacted laws which restrict an insurer's underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications, and many state regulators have the power to reduce, or to disallow increases in, premium rates. These laws may adversely affect the ability of a company to earn a profit and effectively competitively in the marketplace.

     Most states require licensure or regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company's business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of the Company. The regulatory authorities may not allow entry into a new market by withholding approval or not granting a license which, in turn, would have a material adverse effect on the Company's ability to expand its operations.

     All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The last regulatory examination of UIC covered the prior three-year period ended on December 31, 1996.

     In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 1998, securities representing $50,000 of the carrying value of the Company's total investments, were on deposit with the State of Texas.

     Insurance Holding Company Regulation

     The Company is subject to laws governing insurance holding companies in Texas where UIC is domiciled. These laws, among other things, (i) require the Company to file periodic information with the Texas Department of Insurance, including information concerning its capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between the Company and its affiliates, including the amount of dividends and other distributions and the terms of surplus notes and (iii) restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval. Any purchaser of 10% or more of the outstanding shares of Common Stock of the Company will be presumed to have acquired control of UIC.

     Under Texas laws, UIC is generally not permitted to pay dividends to the Company without prior regulatory approval. Although the Company believes that amounts required for it to meet its financial and operating obligations will be available, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Texas Department of Insurance will allow any dividends to be paid by UIC in the future.

     The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

     While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the insurance companies for service (e.g., management fees and commissions).

     Underwriting and Marketing Restrictions

     During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to deal with the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of "market assistance plans" under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals and (iv) limitations upon or decreases in rates permitted to be charged.

     Legislation

     From time to time, new regulations and legislation are proposed to limit damage awards, to control plaintiffs' counsel fees, to bring the industry under regulation by the Federal government, to control premiums, policy terminations and other policy terms and to impose new taxes and assessments. It is not possible to predict whether, in what form or in what jurisdictions, any of these proposals might be adopted, or the effect, if any, on the Company.

EMPLOYEES

     As of December 31, 1998, the Company and its subsidiaries had approximately 350 employees, all full-time, including ten executive officers. The Company is not a party to any collective bargaining agreement and has not experienced work stoppages or strikes as a result of labor disputes. The Company considers relations with its employees to be satisfactory.

         The Company's executive offices are located at 4635 McEwen Road Dallas, Texas 75244, its telephone number is (972) 702-0800, and its Internet website is www.unistarfinancial.com.

ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company (including all subsidiaries) operates out of a 30,000 square foot facility designed to its specifications in Dallas, Texas. The facility is leased from 4635 Partners L.P., an affiliate of an officer of the Company, for approximately $250,000 per year.

     The Company-owned retail auto insurance agencies are located in leased locations pursuant to leases expiring at various times through December 31, 2000. The average annual rental for each facility is approximately $12,000.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been quoted on the OTC under the symbol UNSF since August 18, 1998. The following table sets forth prices of the Common Stock, as reported by the OTC, giving effect to the one-for-fifteen reverse stock split that occurred on August 17, 1998. The following data reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                                          High     Low
     Fiscal Year Ended December 31, 1998                  ----     ---
     ------------------------------------
        August 18, 1998 through September 30, 1998        $ 30    $ 20
        Fourth Quarter                                      27      17

     At December 31, 1998, there were approximately 240 stockholders of record of the Company's Common Stock, although the Company believes that there may actually be more than 550 beneficial owners of its Common Stock. None of the Company's authorized Preferred Stock was issued or outstanding.

     The Company has not paid dividends on its Common Stock and anticipates that for the foreseeable future all earnings, if any, will be retained for the operation and expansion of the Company's business. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. Moreover, the ability of the Company to pay dividends if and when its Board of Directors determines to do so, may be restricted by applicable provisions of the Delaware General Corporation Law and by regulatory limits on the amount of dividends which Unistar Insurance Company is permitted to pay to the Company. See "Description of Business--Regulation."

     During the fourth quarter of 1998, the Company issued the following equity securities: On November 2, 1999, the Company issued 15,000 shares of Common Stock in payment for $375,000 of consulting fees owed to two consultants who had provided the Company consulting services regarding its strategic acquisitions. The issuance was unregistered, as the Company was relying on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that such transactions did not involve a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company, through its subsidiaries, is primarily engaged in the distribution, premium financing, reinsurance, claims processing and other ancillary areas of the personal lines auto insurance business. The Company has over 100 wholly-owned retail auto insurance agencies and over 400 independent auto insurance agencies that generate income from policy fees, commissions, premium financing and the marketing of ancillary services. Eagle Premium generates revenue from premium financing provided to the Company's customers. The Company's several managing general agencies generate revenue through commissions, policy fee income and other administrative fees from the marketing of the Company's insurance products through the Company's auto insurance agency distribution network. Unistar Insurance Company, the Company's insurance subsidiary, generates revenues from reinsurance retrocessions and the collection and investment of premiums.

EFFECT OF 1998 ACQUISITIONS ON THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS


     The Company's consolidated financial statements as of and for the year ended December 31, 1998 (the "1998 Financial Statements") were significantly impacted by the Company's acquisition activity in 1998. An understanding of the Company's 1998 Financial Statements results requires that the accounting treatment of the 1998 acquisitions be explained (See "History of the Company-Acquisition of Insurance Operations in 1998."):

     January 1, 1998 through August 16, 1998: The Company, then known as Caldera, Inc., was a dormant public shell, with no operations or activity of any sort;

     August 17, through September 30, 1998: The Company completed the IFHC Acquisition on August 17, 1998, which was accounted for as a reverse-takeover, meaning that for accounting purposes IFHC was the acquiror of Caldera, Inc. Therefore, the financial results of IFHC (and its sole subsidiary Unistar Insurance Company) for all twelve months of 1998 are included in the Company's consolidated financial statements contained herein. In other words, if no other transactions had occurred in 1998, the 1998 Financial Statements would be identical to those of IFHC. Instead, because of the other transactions that took place in 1998, IFHC did not have a significant effect on the 1998 Financial Statements in terms of the Company's consolidated net income or total assets.

     September 30, 1998 through December 31, 1998: The Company completed the USFH Acquisition on September 30, 1998, which gave the Company the substantial portion of its present operations. The USFH Acquisition was accounted for as an asset purchase, therefore only the financial results of USFH for the three months subsequent to September 30, 1998 are included in the 1998 Financial Statements.

     December 31, 1998: The acquisitions completed by the Company on December 31, 1998 had no effect on its income statement in 1998, but the assets acquired and liabilities assumed are included in the December 31, 1998 balance sheet.

     Given the impact of the Company's 1998 acquisitions, the focus of this Section will be on the fourth quarter of 1998, since that was the first period in which the Company conducted its integrated auto insurance operations. The 1998 Financial Statements are not comparable to the results of operations or financial condition of the Company in 1997, given the transformation that the Company made in late 1998.

RESULTS OF OPERATIONS - 1998 (PRIMARILY THE THREE MONTHS ENDED DECEMBER 31,
1998)

     Gross written premiums. The multiple MGAs that the Company acquired through the USFH Acquisition produced gross premiums written of $35.9 million during the fourth quarter of 1998. The Company's marketing efforts contributed to the amount of premiums written by the MGAs during this period. The Company's December 31, 1998 acquisition of the auto retail insurance agencies and continuing strategy of increasing the number of Company-owned and independent retail auto insurance agencies distributing the Company's insurance products should increase revenues from gross premiums written in 1999.

     Net commissions and fees earned. Net commissions and fees earned of $11.4 million in 1998 ($9.1 million of which occurred in the fourth quarter) consisted of fees earned through the Company's MGAs placing and administering business for third-party insurers.

     Finance revenue. Finance revenue of $3.4 million was produced by Eagle Premium in the fourth quarter of 1998, acting exclusively as a premium finance source for the Company's insurance products.

     Commissions and loss adjustment expenses. Commissions and loss adjustment expenses were $6.5 million during 1998. Commissions and loss adjustment expenses, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and loss adjustment expenses are influenced by loss severity and frequency.

     Other operating expenses. Other operating expenses were $5.1 million in 1998, consisting primarily of payroll costs; taxes, licenses and fees; provision for losses in the premium finance operations; and accrued profit-sharing expenses. Operating expenses may continue to be higher than normal, primarily because of the increase in costs associated with supporting the growth of the Company's operations.

     Amortization. Amortization is from acquired customer lists, which are amortized straight-line over 40 years.

     Income tax expense. The Company's estimated effective income tax rate was 48.3% for 1998, due to the amortization of customer lists not being deductible by the Company for federal tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital are derived from its insurance operations, including premiums collected (net of policy cancellations and premiums ceded), commissions, service fees and investment income. Commencing September 30, 1998, the Company utilized borrowings under formal credit facilities for the premium finance portion its business. Because the Company is a holding company, it is largely dependent upon its subsidiaries for cash flow. A substantial portion of the Company's liquid assets are held by Unistar Insurance Company and are not available for general corporate purposes, pursuant to insurance regulations. Also, the Company's management intends to continue to aggressively investigate opportunities for future growth and expansion, the funding of which may require additional capital.

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

RISKS ASSOCIATE WITH FORWARD-LOOKING STATEMENT INCLUDED IN THIS FORM 10-KSB

     This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company's business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7.  FINANCIAL STATEMENTS.

      The financial statements of the Company are annexed to this report as Appendix A, beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As disclosed in Item 5 of the Company's Form 10-QSB for the quarter ended September 30, 1998, in February 1999, the Company changed its independent accountants for the year ended December 31, 1998 from BDO Dunwoody LLP to Karlins Arnold & Corbitt, P.C. This changed was approved by the Company's Board of Directors. The financial statements of the Company (then known as Caldera, Inc.) for each of the two years in the two-year period ended December 31, 1997 were audited by BDO Dunwoody LLP. The Company has had no disagreements on accounting or financial disclosure matters with either its current or predecessor independent public accountants.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The Company's management team has extensive experience in the insurance business. Members of management are equity participants, thereby giving them a vested interest in the success of the Company. Unless otherwise indicated, each executive officer and director has served the Company in his present position since the August 17, 1998 Special Meeting of Stockholders. Set forth below is certain information concerning the directors and executive officers of the Company, as of December 31, 1998:


NAME                                        AGE     POSITION

Marc A. Sparks(1)(4)..............          41      Chairman, Chief Executive Officer, Secretary and Director
F. Jeffrey Nelson(4)..............          42      President, Chief Financial Officer and Director
James G. Leach(1)(3)..............          51      Vice Chairman, General Counsel and Director
Kerry A. Sebree(1)(2).............          35      Executive Vice President, Chief Operating Officer and Director
Morris Belzberg(4)................          68      Director
Brent Brown(2)....................          49      Director
J. Paul Caver(3)(5)...............          31      Director
Leonard Feldman(2)(3)(4)..........          73      Director
Patrick Rastiello.................          44      Director

--------------------

(1) Member of Executive Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.
(4) Member of Investment Committee.
(5) Resigned from the Company's Board effective January 1, 1999.

     MARC A. SPARKS has founded, owned and operated several insurance-related corporations. Mr. Sparks has extensive experience in the insurance, surety bonding, premium finance, and investment banking fields. For the last several years, Mr. Sparks has owned and managed property and casualty insurance companies, multi-location insurance agencies, a nationally recognized surety bonding agency, and a managing general agency's for surety and insurance. He is licensed by the Texas Department of Insurance as a Managing General Agent (MGA), Local Recording Agent (LRA Broker), Surplus Lines Agent, and he holds a Texas Premium Finance license. Mr. Sparks is certified (Form A approved) by the Texas Department of Insurance to own and operate Texas property and casualty insurance companies.

     F. JEFFREY NELSON has been in the insurance business since 1978. He has been involved in all aspects of life insurance and property and casualty insurance companies. He is responsible for overseeing day-to- day activities of each company and subsidiary for which he is an officer. Mr. Nelson's emphasis is on the financial performance and management of profit and loss and balance sheet activities. A substantial amount of his time is spent in reinsurance negotiations and management to achieve the greatest financial protection for the company and its policyholders. Mr. Nelson also directs and participates in corporate management activities such as legal regulatory matters, general litigation activities, claim settlements and management of corporate finance. He is the liaison to industry associations and oversees cash flow management.

     JAMES G. LEACH joined the Company as Vice Chairman, General Counsel and Director in August, 1998. He was previously Senior Vice President and General Counsel for certain American Safety Insurance Group companies since 1993. He was a reinsurance intermediary for American Safety from 1990 to 1993. Mr. Leach has held numerous executive insurance and securities positions since 1975. He holds degrees in Physics and Economics, an M.B.A. in Finance and Accounting, an M.I. in Insurance, and a J.D. He also holds a CPCU and CLU designation, and is a licensed Insurance Agent and Broker in several states. Mr. Leach is a General Securities Principal with series 7, 63 and 24 licenses.

     KERRY SEBREE has an extensive background in insurance operations, sales and marketing, as well as an understanding of all facets of managing a business enterprise. He has substantial experience in the auto insurance industry as an owner of a multi-location retail auto insurance agency and through his extensive involvement in premium finance business development. Mr. Sebree's primary responsibility with the Company is to manage and balance underwriting, processing and claims as well as to identify and evaluate quality acquisition candidates and formulate and negotiate company acquisitions.

     MORRIS BELZBERG has been Chairman Emeritus of Budget Rent a Car Corporation since 1991. During his 35-year tenure at Budget, Mr. Belzberg held the titles of Chief Executive Officer, Chairman of the Board, and Chairman of the Executive Committee. Although semi-retired, Mr. Belzberg continues to assist Budget with its market strength and budgetary goals.

     BRENT BROWN is a Director of the legal firm of Abernathy, Roeder, Robertson, Boyd & Joplin since 1998 and from 1988 to 1998 he was a partner with the law firm of Bracewell & Patterson. Mr. Brown is admitted to the Bar in the states of Texas and Missouri, and specializes in the areas of corporate and insurance law and litigation.

     J. PAUL CAVER is Vice President, Chief Financial Officer and General Counsel of Eco Technologies International Inc., a publicly-traded environmental contractor. He previously practiced corporate law with Haynes and Boone, LLP, specializing in securities offerings and mergers and acquisitions. Mr. Caver has also practiced accounting in industry and with Deloitte & Touche, LLP. He is admitted to the State Bar of Texas and a Certified Public Accountant. Mr. Caver resigned from his Director position effective January 1, 1999, and his Board seat remains open at this time.

     LEONARD FELDMAN joined the Company's Board as a Director in January, 1999. He has been a member of the Chicago Mercantile Exchange, the International Monetary Fund, the London Financial Exchange, the Chicago Board of Trade, and the Chicago Board of Options Exchange for 30 years. Mr. Feldman served as financial advisor to Rene Champion, Senior Vice President of Swiss Bank Corporation Zurich, with interests in the financial markets.

     PATRICK RASTIELLO is currently Vice President at Aon Re Worldwide and is responsible for production and marketing of all lines of insurance and reinsurance business. His experience in the reinsurance and insurance fields is extensive, as Vice President of American International Underwriters - London (for American International Group) from 1978 to 1985, as Senior Vice President in charge of all worldwide broker treaty underwriting operations for US International Reinsurance Company from 1985 - 1989, as Vice President of Treaty Underwriting with Folksamerica Reinsurance Company from 1989 - 1994, and as a Vice President of Minet Re Intermediaries, which was acquired by Aon Corporation in 1997.

ITEM 10. EXECUTIVE COMPENSATION.

     Incorporated by reference to the caption "Executive Compensation" in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to the caption "Principal Stockholders" in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

   21.0  List of Subsidiaries.(4)

   27.0  Financial Data Schedule.(4)

   99.1 Proxy Statement for the Special Meeting of Stockholders held August 17, 1998.(2)

   *  Denotes management contract or compensatory plan.

(1) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997.

(2) Incorporated by reference to the Registrant's Report on Form 8-K filed September 2, 1998.

(3) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 1998.

(4)   Filed herewith.

     (b) Reports on Form 8-K

     The Company filed a Report on Form 8-K on October 15, 1998, dated September 30, 1998, to report the acquisition of the assets and operations of U.S. Fidelity Holding Corp. and its subsidiaries.

     The Company filed a Report on Form 8-K/A on December 15, 1998, dated August 17, 1998, to amend a Report on Form 8-K filed on September 2, 1998, reporting the acquisition of International Fidelity Holding Corporation ("IFHC"). The Form 8-K/A contained the unaudited consolidated financial statements of IFHC as of and for the six months ended June 30, 1998 and 1997, and the audited consolidated financial statements of IFHC as of and for the years ended December 31, 1997 and 1996.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNISTAR FINANCIAL SERVICE CORP.
                                             (Registrant)

Dated: March 31, 1999               By     /s/ MARC A. SPARKS
                                       ------------------------------------
                                               Marc A. Sparks
                                      Chairman and Chief Executive Officer
                                          (Principal Executive Officer)


Dated: March 31, 1999               By     /s/ F. JEFFREY NELSON
                                       ----------------------------------
                                                F. Jeffrey Nelson
                                      President and Chief Financial Officer
                                           (Principal Financial Officer
                                              and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                             Capacity                            Date
         ---------                             --------                            ----
 /s/ MARC A. SPARKS                            Director                         March 31, 1999
---------------------------------
Marc A. Sparks


 /s/ F. JEFFREY NELSON                         Director                         March 31, 1999
---------------------------------
F. Jeffrey Nelson


 /s/ JAMES G. LEACH                            Director                         March 31, 1999
---------------------------------
James G. Leach


 /s/ KERRY A. SEBREE                           Director                         March 31, 1999
---------------------------------
Kerry A. Sebree


 /s/ BRENT BROWN                               Director                         March 31, 1999
---------------------------------
Brent Brown


      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
          TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

    Other than this Form 10-KSB, the Company is not preparing an annual report for its fiscal year ended December 31, 1998. The Company will send a proxy statement to its Stockholders subsequent to the filing of this Form 10-KSB.

                                   APPENDIX A

                         AUDITED FINANCIAL STATEMENTS OF
                         UNISTAR FINANCIAL SERVICE CORP.
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
UNISTAR FINANCIAL SERVICE CORP.

We have audited the accompanying consolidated balance sheet of UNISTAR FINANCIAL SERVICE CORP. as of December 31, 1998, and the related consolidated statements of income, other comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNISTAR FINANCIAL SERVICE CORP. as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ KARLINS ARNOLD & CORBITT, P.C.

KARLINS ARNOLD & CORBITT, P.C.
The Woodlands, Texas
March 9, 1999

                         UNISTAR FINANCIAL SERVICE CORP.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                     ASSETS

Equity securities available for sale, at fair value                         $     346,932
Cash                                                                            5,865,430
Finance contracts receivable, net of allowance for
     credit losses of $996,146                                                 38,453,842
Premiums due from agents and policyholders                                      1,684,575
Amounts due from reinsurers                                                       347,712
Property and equipment, at cost, less accumulated
     depreciation and amortization                                              3,535,328
Customer lists, net of accumulated amortization                                86,175,838
License, Bermuda reinsurance                                                    5,000,000
Investments                                                                     6,283,155
Other assets                                                                    1,640,280
                                                                            -------------

     TOTAL ASSETS                                                           $ 149,333,092
                                                                            =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Reserve for commissions and loss
     adjustment expenses                                                    $   5,340,000
Unearned premiums                                                               2,750,499
Unearned commissions and policy fees                                            6,179,651
Amount due reinsurer                                                            1,923,256
Notes payable                                                                  38,571,437
Accounts payable and accrued liabilities                                        6,675,099
Federal income tax payable                                                        989,711
State income tax payable                                                          133,244
Deferred income tax                                                             1,805,989
                                                                            -------------
      TOTAL LIABILITIES                                                        64,368,886
                                                                            =============
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized
     5,000,000 shares; no shares issued or outstanding                               --
Common stock, $.01 par value, authorized 50,000,000
     shares; 24,009,372 issued and outstanding                                    240,094
Additional paid-in capital                                                     85,202,702
Accumulated other comprehensive income                                           (857,441)
Retained earnings                                                                 552,601
Less treasury stock, at cost (63,333 shares)                                     (173,750)
                                                                            -------------
   TOTAL SHAREHOLDERS' EQUITY                                                  84,964,206

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 149,333,092
                                                                            =============



See notes to consolidated financial statements

                         UNISTAR FINANCIAL SERVICE CORP
                        CONSOLIDATED STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1998


REVENUE

GROSS WRITTEN PREMIUMS                                  $ 35,926,300

Net commissions and fees earned                         $ 11,416,750
Finance revenue                                            3,390,478
Net realized losses                                          (20,672)
Other income, net                                            221,465
                                                        ------------
         Total revenues and other income                  15,008,021

EXPENSES
     Commissions and loss adjustment expenses              6,525,671
     Other operating expenses                              5,067,376
     Amortization of customer lists                          537,581
     Interest expense                                        852,040
                                                        ------------
         Total expenses                                   12,982,668


INCOME BEFORE PROVISION FOR INCOME TAX                     2,025,353

PROVISION FOR INCOME TAX
     Current                                               1,133,355
     Deferred                                               (154,787)
         Total income tax expense                            978,568

NET INCOME                                              $  1,046,785
                                                        ============



Basic earnings per share                                $        .05
Diluted earnings per share                              $        .05

Weighted average number of common shares outstanding:
Basic                                                     21,014,262
Diluted                                                   21,014,262





See notes to consolidated financial statements.

                         UNISTAR FINANCIAL SERVICE CORP.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1998

NET INCOME                                              $ 1,046,785

OTHER COMPREHENSIVE INCOME
     Unrealized loss on securities available for sale    (1,389,068)
     Income tax effect on other comprehensive income        531,627
                                                           (857,441)

COMPREHENSIVE INCOME                                    $   189,344
                                                        ===========



See notes to consolidated financial statements.

                         UNISTAR FINANCIAL SERVICE CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998


COMMON STOCK, number of shares
     Balance, beginning of year                         3,345,000
     Reverse stock split                               (3,117,628)
     Issuance of stock:
     Acquisition of International
         Fidelity Holding Corp.                        19,777,000
     Acquisition of U.S. Fidelity
         Holding Corp.                                  3,975,000
     For services                                          30,000
                                                     ------------
     Balance, end of year                              24,009,372
                                                     ============

COMMON STOCK, consideration
     Balance, beginning of year                      $     33,450
     Reverse stock split                                  (31,176)
     Issuance of stock:
     Acquisition of International
         Fidelity Holding Corp.                           197,770
     Acquisition of U.S. Fidelity
         Holding Corp.                                     39,750
     For services                                             300
                                                     ------------
     Balance, end of year                            $    240,094
                                                     ============

ADDITIONAL PAID-IN CAPITAL
     Balance, beginning of year                      $    574,702
     Reverse stock split                                   31,176
     Issuance of stock:
     Acquisition of International
         Fidelity Holding Corp.                         2,819,292
     Acquisition of U.S. Fidelity
         Holding Corp.                                 74,501,438
     Acquisitions of Unistar Auto Insurance Agency      6,553,394
     For services                                         722,700
                                                     ------------
     Balance, end of year                              85,202,702
                                                     ============

ACCUMULATED OTHER COMPREHENSIVE INCOME
     Balance, beginning of year                      $       --
     Change in net unrealized loss on
         investments, net of tax                         (857,441)
                                                     ------------
     Balance, end of year                            $   (857,441)
                                                     ============

RETAINED EARNINGS (DEFICIT)
     Balance, beginning of year                      $   (494,184)
     Net income                                         1,046,785
                                                     ------------
     Balance, end of year                            $    552,601
                                                     ============

TREASURY STOCK
     Balance, beginning of year                      $       --
     Common shares acquired, at cost                     (173,750)
                                                     ------------
     Balance, end of year                            $   (173,750)
                                                     ============

TOTAL STOCKHOLDERS' EQUITY                           $ 84,964,206
                                                     ============



 See notes to consolidated financial statements.

                         UNISTAR FINANCIAL SERVICE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998



Cash flows from operating activities:
     Net income                                             $ 1,046,785
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Depreciation and amortization                              615,358
     Deferred income taxes                                    2,094,224
     Loss on sales of investments                                20,672
     Change in finance contract receivables                  (6,836,084)
     Change in premiums due from agents and policyholders    (1,253,885)
     Change in amount due reinsurers                            481,439
     Change in other assets                                    (279,006)
     Change in reserve for commissions and loss expenses        380,000
     Change in unearned premiums                              1,640,669
     Change in unearned commissions and policy fees           1,539,870
     Change in amount due reinsurer                          (3,251,707)
     Change in accounts payable and accrued liabilities         752,255
     Change in federal income tax payable                    (1,798,527)
     Change in state income tax payable                         133,244
                                                            -----------
         Net cash used in operating activities               (4,714,693)
                                                            -----------

Cash flows from investing activities:
     Proceeds from sales of equity securities                    72,670
     Businesses acquired in purchase transactions net of
         cash acquired                                        3,400,471
     Purchases of property and equipment                        (68,845)
     Purchase of investments                                   (243,877)
                                                            -----------
         Net cash provided by investing activities            3,160,419
                                                            -----------

Cash flows from financing activities:
     Proceeds from notes payable                              6,170,638
     Repayments of notes payable                               (441,323)
     Proceeds from sale of common stock                       1,000,000
     Purchase of treasury stock                                (173,750)
                                                            -----------
         Net cash provided by financing activities            6,555,565
                                                            -----------

Net increase in cash                                          5,001,291

Cash, beginning of year                                         864,139

Cash, end of year                                           $ 5,865,430
                                                            ===========





See notes to consolidated financial statements.

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unistar Financial Service Corp. ("Unistar" or "the Company")is a vertically integrated insurance holding company which, through its subsidiaries controls substantially all aspects of the auto insurance underwriting, distribution and claims process. Through its insurance subsidiaries (U.S. Fidelity Insurance Services), Unistar provides non-standard personal lines automobile insurance. The Company internally processes claims made by its customers through its claims adjusting company, Eagle Claims Corp, and offers premium financing to its own insureds through Eagle Premium Finance Company. The Company also provides reinsurance brokerage services, renter's insurance, collision repair, appraisal services and other ancillary services pertinent to its operations through other wholly-owned subsidiaries. International Surety & Casualty Company operates as a property and casualty insurance company domiciled in the State of Texas and reinsures non-standard automobile insurance produced and underwritten by affiliated companies in Texas.

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

The IFHC Acquisition was accounted for as a reverse-takeover, meaning that for accounting purposes IFHC was the acquirer of the Company. Therefore, the

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

financial results of IFHC for all of 1998 are included in the Company's consolidated financial statements contained herein. The USFH Acquisition, however, was accounted for as an asset purchase, therefore only the financial results of USFH subsequent to September 30, 1998 are included in the Company's consolidated financial statements contained herein.

Securities Available for Sale - Equity securities are classified as "available-for-sale" as defined by SFAS 115. In accordance with that Statement, they are reported at aggregate fair value with unrealized losses excluded from earnings and reported as other comprehensive income, net of deferred taxes. The cost of securities sold was determined by the average cost method.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method, generally from five to forty years.

Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to earnings as incurred.

When property, plant and equipment are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

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

Risks - The following is a description of the most significant risks facing the Company and how it mitigates those risks:

     Legal/regulatory risks - the Company utilizes third party policy-issuing insurance companies to write premium which the Company produces. These companies are subject to legal and regulatory risks. The risk that changes in the regulatory environment in which insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. The Company attempts to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As the Company at December 31, 1998 wrote business only in the state of Texas, it was more exposed to this risk than some of its more geographically balanced competitors.

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

     Credit risk - the Company is subject to several credit risks, some of which are the ability of agents to refund unearned commissions in the event that a policy cancels, the ability of a premium finance customer to adhere to their installment agreement, and solvency of it reinsurers. The Company is in the practice of reserving a portion of each agent's commission as a contingency for the refund of unearned commission, which reduces its exposure. In addition, agents which do not timely remit unearned commissions lose their authority with the Company. Premium finance contracts are strictly monitored and, via systems automation, policies are promptly canceled for non-payment of premium finance contracts, thereby eliminating exposure to the Company, for uncollectable balances. The Company attempts to minimize reinsurance risk by maintaining sound reinsurance agreements with a number of reinsurers, and by providing for any amounts deemed uncollectible.

     Interest rate risk - the risk that interest rates will change and cause a decrease in the value of an insurer's investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss. The Company attempts to mitigate this risk by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities.

Customer Lists - Customer lists are amortized on a straight-line basis over 40 years. Management reviews, on an annual basis, the carrying value of customer lists in order to determine whether an impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

Long-Lived Assets - The Company reviews its long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

Premium Finance - Premium finance contracts are carried at unpaid balances. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that Unistar will be unable to collect all amounts due according to the original contractual terms of the note agreement. When a loan, in management's judgment, becomes impaired, interest income is subsequently recognized only to the extent of cash payments received.

Management maintains allowances for premium finance contracts at a level which

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

management believes is adequate to absorb potential losses in the portfolios. The allowances are based on an evaluation of the notes, past loss experience, current economic conditions, volume, growth and other relevant factors.

Reserve For Unpaid Commissions And Loss Adjustment Expenses - The reserve for unpaid commissions and loss expenses is undiscounted and represents cash-basis estimates of reported losses and estimates based on certain actuarial assumptions regarding the past experience of unreported losses. Estimated amounts of salvage and subrogation are deducted from the reserve for unpaid commissions and loss expenses. Management believes that the reserve for unpaid commissions and loss expenses is adequate to cover the ultimate liability. However, such estimate may be more or less than the amount ultimately paid when the claims are finally settled.

Revenue Recognition - Premium commissions are recognized upon the approval and payment of the insurance policy. Policy fee income are recognized ratably over the related policy terms, based upon the estimated ultimate amounts to be paid.

Finance charges are recorded as unearned income at the beginning of installment finance contracts with customers. Unistar recognizes finance charge income using the effective interest rate method over the life of each contract that typically approximates eleven months.

Reinsurance arrangements are short-duration prospective contracts for which prepaid reinsurance premiums are amortized ratably over the related policy terms based on the estimated ultimate amounts to be paid. Premiums ceded for contracts with retrospective adjustment features are calculated based upon the related estimated incurred losses and loss expenses including a provision for unreported losses.

Contingent Reinsurance Commission - The Company's reinsurance contracts provide ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions is determined by the loss experience for the reinsurance agreement term. The reinsurer provides commissions on a sliding scale with maximum and minimum achievable levels. The reinsurer provides the Company with the provisional commissions. The Company has recognized the commissions based on the current loss experience for the policy year premiums. This results in establishing a contingent liability, included in due from reinsurers, for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable.

Fair Value - The fair value of the Company's investments are estimated based on bid prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 1998. Changes in interest rates subsequent to December 31, 1998 may affect the fair value of the Company's investments.

The carrying amounts for the following financial instrument categories

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

approximate their fair values at December 31, 1998 because of their short-term nature: cash and cash equivalents, finance contracts receivable, due from reinsurers, prepaid reinsurance premiums, unearned premiums, finance contracts payable and notes payable.

Income Taxes - Deferred income tax has been provided for the effects of temporary differences between financial reporting and tax bases assets and liabilities and has been measured using the enacted marginal tax rates and laws that are currently in effect.

Cash Equivalents - Unistar considers all certificates of deposit, United States government securities and commercial paper with original maturities of three months or less to be cash equivalents.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Income           Shares         Per
                                                 (Numerator)     (Denominator)     Share
                                                  ----------     -------------     -----
For the year ended December 31, 1998:
     Income per share                             $1,046,785        21,014,262      $.05

     Income per share assuming dilution           $1,046,785        21,014,262      $.05



Other Comprehensive Income - In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which requires transactions that are currently reported directly to stockholders' equity be reported in a financial statement that is displayed as prominently as other financial statements. SFAS 130, which is effective for fiscal years beginning after December 15, 1997, impacts disclosure requirements only. Therefore, SFAS 130 will have no impact on the Company's financial condition, cash flows or results of operations.

Segment Information - In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," and requires companies to report financial and descriptive information about their reportable operating segments. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 requires disclosure only and will

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



have no impact on the Company's financial condition, cash flows or results of operations.

EQUITY SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of 209,500 shares of common stock of American Eco Corporation. These securities are valued at $1.66 per share as of December 31, 1998, on the consolidated balance sheet, which reflects the market value.

Proceeds and gross realized gains from the sale of securities classified as available-for-sale for the year ended December 31, 1998 was as follows:


Gross proceeds                                               $ 72,670
Gross realized loss                                          $(20,672)

CASH RESTRICTIONS

At December 31, 1998, Unistar Insurance had restricted cash of approximately $2,695,000 on deposit to comply with a trust agreement executed with Trenwick America Reinsurance Corporation.

BUSINESS ACQUISITIONS

Effective September 30, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of U.S. Fidelity Holding Corp. The purchase price exceed the fair value of net assets by approximately $84.1 million and has been included in customer lists.

Effective December 31, 1998, Unistar acquired the operations of independent insurance agencies in Texas. These acquisitions were contributed to the Company by Unistar Insurance Agencies, LLC, owned by significant stockholders of the Company and valued at approximately $10.6 million based upon cash and note considerations. Included in this amount is $5 million value assigned to Talon Financial Services, LTD. ("Talon"), a Bermuda-based reinsurance brokerage company.

The unaudited pro forma results, assuming the above acquisitions had occurred on January 1, 1998 are as follows:


Revenues                                                   $179,400,000
Net income                                                 $ 10,500,000
Basic earnings per share                                   $       0.44

The unaudited pro forma summary is not necessarily indicative either of results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented, or of future results of operations of the combined companies.

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROPERTY AND EQUIPMENT
Property and equipment consists of the following:


Furniture and fixtures                                        $1,501,790
Equipment                                                        621,759
Leasehold improvements                                         1,509,656
                                                              ----------
                                                               3,633,205
Accumulated depreciation and amortization                         97,877
                                                              ----------
                                                              $3,535,328
                                                              ==========

REINSURANCE

The Company reinsures (cedes) a portion of its written premiums on a quota-share basis to nonaffiliated insurance companies in order to limit its loss exposure. The Company also maintains coverages to limit losses from large exposures, which the Company believes are adequate for its current volume. To the extent that reinsuring companies are unable to meet their obligations assumed under the reinsurance agreements, the Company remains primarily liable to its policyholders.

The Company received approximately $5.8 million in commissions on premiums ceded during the year ended December 31,1998. Had all of the Company's reinsurance agreements been canceled at December 31, 1998, the Company would have returned a total of approximately $1.6 million in contingent reinsurance commissions to its reinsurers; in turn, its reinsurers would have returned approximately $2.7 million in unearned premiums to the Company.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The liability for unpaid losses and loss adjustment expenses is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and loss adjustment expenses, the Company believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover all claims and related expenses which may arise from incidents reported.

NOTES PAYABLE

The following is a summary of outstanding debt at December 31, 1998:


Note payable, Perry & Co., secured demand note,
interest at prime plus 2.50% (10.25% at December
31, 1998); collateralized by finance contracts
receivable of Eagle Premium Finance Company.                                                       $34,370,450

Note payable, Deere Park Capital, Inc., due on or
before December 10, 1999, interest at 10%, due
monthly, collateralized by all assets of Unistar
Financial Services, LLC.                                                                             4,000,000

Notes payable, other.                                                                                  200,987
                                                                                                   -----------
                                                                                                   $38,571,437
                                                                                                   ===========

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Eagle Premium Finance Company ("EPFC"), has a secured demand note payable to Perry & Co., to finance automobile insurance premiums for which EPFC has extended credit to its customers. Maximum allowable borrowings under the secured demand note payable are $35,000,000. Under the provisions of the agreement, Perry accepts drafts drawn on its accounts by EPFC, which are primarily the sight drafts discussed above. In December, 1998, EPFC, among others, signed an agreement as co-guarantors of Perry's $57,500,000 credit facility. EPFC's guaranty is limited to the amount of outstanding indebtedness in the secured, demand note payable to Perry.

Unistar is committed under various operating lease agreements for office space, non-standard automobile retail selling locations and property and equipment. Rent expense and future minimum lease payments under these agreements are not material to the accompanying consolidated financial statements.

INCOME TAXES


A summary of the provision for income tax expense for the year ended December 31, 1998 is as follows:


Current:
Federal                                              $  998,877
State                                                   134,478
                                                     ----------
                                                      1,133,355
Deferred:
Federal                                                (127,254)
State                                                   (17,133)
                                                     ----------
                                                       (154,787)
                                                     ----------
                                                     $  978,568
                                                     ==========

The actual income tax expense differs from the "expected" income tax expense for year ended December 31, 1998 (computed by applying U.S. federal tax rate of 34 percent to income before provision for income tax expense) as follows:


Computed "expected" tax expense,
     at federal rate                                    $688,620
State tax expense                                        117,345
Goodwill                                                 182,590
Other, net                                                (9,987)
                                                        --------
Provision for income tax, as reported                   $978,568
                                                        ========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1998 are as follows:


Deferred tax assets:
     Unrealized loss on investments available for sale              $  531,627
                                                                    ----------
      Total gross deferred tax assets                                  531,627
                                                                    ----------
Deferred tax liabilities:
     Unearned premiums                                               1,958,817
     Allowance for losses                                              337,690
     Other, net                                                         40,909
                                                                    ----------
         Total gross deferred tax liabilities                        2,337,416
                                                                    ----------
Net deferred tax liability                                          $1,805,989
                                                                    ==========

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 1998, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

STATUTORY INSURANCE ACCOUNTING PRINCIPLES

Statutory regulations generally limit the payment of cash dividends in any one year to an amount equal to the greater of net investment income reported for the previous calendar year or 10% of surplus as regards policyholders as of the previous year-end. Surplus in excess of this limitation is not available for dividends without special approval of the regulatory authorities. The Company has no surplus available at December 31, 1998, for payment of cash dividends in fiscal 1999.

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

OTHER COMPREHENSIVE INCOME

Changes in other comprehensive income for the year ended December 31, 1998 are shown below:


Unrealized loss on securities
     available for sale                                       $1,389,068
Income tax benefit                                              (531,627)
                                                              ----------
Net unrealized loss on securities available for sale          $  857,441
                                                              ==========


COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

RELATED PARTY TRANSACTIONS

An Officer of Unistar leases the Dallas facility to the Company. For the year ended December 31, 1998, Unistar incurred $67,979 for rent expense to this officer. As of December 31, 1998, the officer owes the Company $196,470. Additionally, a law firm for which a director of the Company is employed at was paid approximately $197,000.

Unistar has entered into employment agreements with certain executives which grant the executives the right to receive certain benefits, including base salary, should such executives be terminated other than for cause.

SUBSEQUENT EVENT

In February, 1999, the Company entered a letter of intent to acquire "7/24 Insurance Services, Inc.", based in San Diego, California, which will serve as the Company's core for expansion into the California auto insurance market. There can be no assurance that the transaction will be consummated.

In February, 1999, the Company acquired First Grampian Premium Finance Company, based in Tampa, Florida, to write premium finance contracts for the Company's Florida customers.

In January, 1999,the Company acquired the assets of AMSCOT Insurance, Inc., with 19 retail auto insurance locations in Florida, to serve as the Company's core for expansion into the Florida auto insurance market.

SEGMENT INFORMATION

The operating segments of the Company are classified into Insurance and Service. Expense allocations are based on assumptions and estimates; stated segment operating results would change if different methods were applied. The Company does not allocate assets to segments.

                                                                   Pretax
                                                   Revenues        Profit
                                                -------------   -------------
Insurance operations                            $  10,887,780   $   1,992,716
Service operations                                  4,120,241       1,762,676
                                                -------------   -------------
     Total operations                              15,008,021       3,755,392
Interest expense and other costs                         --        (1,730,039)
                                                -------------   -------------
                                                $  15,008,021   $   2,025,353
                                                =============   =============

                                INDEX TO EXHIBITS


 EXHIBIT
  NO.    DESCRIPTION
 ------- -----------
   2.1   Stock Purchase Agreement, dated as of July 7, 1998, by and among
         Caldera, Inc., Marc A. Sparks, F. Jeffrey Nelson and Nicole Clayton
         Caver.(2)

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

   21.0  List of Subsidiaries.(4)

   27.0  Financial Data Schedule.(4)

   99.1  Proxy Statement for the Special Meeting of Stockholders held August 17,
         1998.(2)

   *  Denotes management contract or compensatory plan.

(1) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997.

(2) Incorporated by reference to the Registrant's Report on Form 8-K filed September 2, 1998.

(3) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 1998.

(4)   Filed herewith.