Form 10QSB
period 1999-03-31
UNISTAR FINANCIAL SERVICE CORP
filed 1999-05-13
CIK 754495

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM N/A TO N/A
                                                  ---    ---

                        Commission file number 2-93426-D


                        UNISTAR FINANCIAL SERVICE CORP.
       (Exact name of small business issuer as specified in its charter)


                      Delaware                                                       87-0419568
--------------------------------------------------------------          -----------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S.  Employer Identification No.)

   4635 McEwen Road, Dallas, Texas                         75244
---------------------------------------          --------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (972) 720-7110
                          --------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share - 24,370,422 shares outstanding as of April 30, 1999.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        UNISTAR FINANCIAL SERVICE CORP.

                               TABLE OF CONTENTS


                                                                     Page
Item                                                                Number
----                                                                ------
                         PART I - FINANCIAL INFORMATION
1.  Financial Statements ..........................................    1

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations..........................................    1

                          PART II - OTHER INFORMATION

1.  Legal Proceedings .............................................    4

2.  Changes in Securities and Use of Proceeds .....................    5

3.  Defaults Upon Senior Securities ...............................    5

4.  Submission of Matters to a Vote of Security Holders ...........    5

5.  Other Information .............................................    5

6.  Exhibits and Reports on Form 8-K ..............................    5


Appendix A - Unaudited consolidated financial statements of Unistar
    Financial Service Corp. as of and for the Quarter Ended
    March 31, 1999.................................................  F-1

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

    The financial statements of the Company are annexed to this report as Appendix A, beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Unistar Financial Service Corp. (the "Company"), through its subsidiaries, is primarily engaged in the distribution, premium financing, reinsurance, claims processing and other ancillary areas of the personal lines auto insurance business. As of May 10, 1999, the Company has over 140 company-owned ("captive") retail auto insurance agencies and over 400 appointed independent auto insurance agencies that generate income from policy fees, commissions, premium financing and the marketing of ancillary services. The Company's premium finance subsidiary, Eagle Premium Finance Company, generates revenue from premium financing provided to the Company's customers. The Company's several managing general agencies generate revenue through commissions, policy fee income and other administrative fees from the marketing and administration of the Company's insurance products through the Company's auto insurance agency distribution network. Unistar Insurance Company, the Company's insurance subsidiary, generates revenues from reinsurance retrocessions and the collection and investment of premiums.

    The Company completed several significant acquisitions late in 1998. These transactions represented significant steps in transforming the Company from a dormant public shell into a vertically integrated insurance and financial service holding company, specializing in wholesale and retail auto insurance, premium financing, and insurance claims management.

FIRST QUARTER ACQUISITION ACTIVITY

    During the first quarter of 1999, the Company continued its strategy of expanding its insurance product distribution system by acquiring certain assets from the following companies:

* AMSCOT Auto Insurance Agency, with 19 locations throughout Florida, on January 15, 1999;

* First Grampian Premium Finance Company, based in Tampa, Florida, on February 15, 1999;

* 7/24 Insurance Services, Inc., based in San Diego, California, and Allied Auto Insurance and Accurate Insurance Services d/b/a Mr. Auto Insurance, based in Florida, on March 31, 1999.

    The above acquisitions, due to their size and timing, did not have a material effect on the Company's results of operations or financial condition for the first quarter of 1999. The Company expects to continue such acquisition activity for the remainder of 1999, but there can be no assurance of its ability to do so.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    The Company did not acquire its present core business operations until August-September of 1998, therefore a comparison of first quarter 1999 to first quarter 1998 would not provide meaningful information. The Company believes that the most appropriate comparison for the first quarter of 1999 is to the year ended December 31, 1998, which consisted primarily of the results of the Company's operations during the fourth quarter of 1998. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in this report and in the Company's Annual Report on Form 10-KSB.


                                         THREE MONTHS ENDED       YEAR ENDED
                                           MARCH 31, 1999      DECEMBER 31, 1998
                                           --------------      -----------------
                                            (UNAUDITED)
Revenue:
 GROSS WRITTEN PREMIUMS ................    $44,209,000          $35,926,000
                                            ===========          ===========

 Net commissions and fees earned .......     14,590,000           11,417,000
 Finance revenue .......................      4,469,000            3,390,000
 Other income, net .....................        501,000              201,000
                                            -----------          -----------
 Total revenues and other income .......     19,560,000           15,008,000
Expenses:
 Commissions and loss adjustment
     expenses ..........................      8,946,000            6,526,000
 Other operating expenses ..............      6,560,000            4,989,000
                                            -----------          -----------
 Total operating expenses ..............     15,506,000           11,515,000
                                            -----------          -----------
EBITDA .................................      4,054,000            3,493,000
 Amortization of customer lists ........        551,000              538,000
 Depreciation expense ..................        107,000               78,000
 Interest expense ......................      1,129,000              852,000
                                            -----------          -----------
 Total non-operating expenses ..........      1,787,000            1,468,000
                                            -----------          -----------
 Income before income taxes ............      2,267,000            2,025,000
 Income tax expense ....................        896,000              978,000
                                            -----------          -----------
NET INCOME .............................    $ 1,371,000          $ 1,047,000
                                            ===========          ===========
EARNINGS PER SHARE .....................    $      0.06          $      0.05
                                            ===========          ===========
Weighted average shares outstanding ....     24,110,729           21,014,262
                                            ===========          ===========

NOTE: THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 WERE DERIVED PRIMARILY FROM FOURTH QUARTER OPERATIONS, THEREFORE THE FOLLOWING COMPARISONS AND PERCENTAGES OF INCREASE OR DECREASE ARE ESSENTIALLY BETWEEN THE FIRST QUARTER OF 1999 AND THE FOURTH QUARTER OF 1998.

    Gross written premiums. The Company's top-line revenue is measured by gross written premiums ("GWP"). GWP of $44.2 million for first quarter of 1999 represented a 23.1% increase over 1998. This increase was mainly due to the increase in the number of captive agencies acquired at the end of 1998 and during the first quarter of 1999. Additionally, the Company's marketing efforts in the development of name recognition in the nonstandard auto insurance industry continued to contribute organic growth in GWP.

    Net commissions and fees earned. The Company earned net commissions and fees of $14.6 million during the first quarter of 1999, a 27.8% increase over 1998. The Company earns fees and commissions by placing insurance business with third-party insurers. The increase in net commissions and fees earned was also due to the additional captive agencies and marketing efforts of the Company.

    Finance revenue. Finance revenue of $4.5 million during the first quarter of 1999 exceeded 1998 by 31.8%, due to the additional insurance volume increasing the number of premium contracts financed by Eagle Premium Finance Company. The acquisition of First Grampian Premium Finance Company also contributed to the increase in finance revenue. (See "First Quarter Acquisition Activity" above.)

    Commissions and loss adjustment expenses. Commissions and loss adjustment expenses of $8.9 million for the first quarter of 1999 represented a 37.1% increase over 1998. Commissions and loss adjustment expenses, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The increase corresponded with the additional premiums written by the Company during the first quarter.

    Other operating expenses. Other operating expenses of $6.6 million were 31.5% higher than 1998, due to the higher volume of insurance business. Also, the Company expects this amount to remain higher than normal as costs are added to support the organic and acquisition-driven growth of the Company's operations.

    Interest expense. The 32.5% increase in interest expense, $1.1 million for the first quarter of 1999 versus $.9 million in 1998, was the result of a higher balance of the credit facility that funds the Company's premium finance operations, due to the greater number of premium finance contracts.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's existing capital resources consist of cash, equity securities available for sale and funds available under credit facilities for premium financing. The Company's cash and equity securities available for sale increased to $18.2 million at March 31, 1999 from $6.2 million at December 31, 1998.

    In March, 1999, the Company entered into a credit facility with Eurostar Interests, Ltd. that provided a term loan of $10 million due in March, 2003 (the "Term Loan"). The proceeds of the Term Loan will be used to fund acquisitions and otherwise expand operations. The Term Loan bears interest at 10% per annum and is unsecured.

    Typically the Company maintains cash levels between $4 million and $6 million for general corporate needs, with any excess used to reduce borrowings under the Company's premium financing facility. In the first quarter of 1999, the Company's operations used $10.1 million of cash compared to $4.7 million in 1998. The primary use of cash was $12.1 million that was used to finance premium contract receivables. The Company's financing activities for the first quarter of 1999 provided $23.3 million of net cash, compared to $6.6 million in 1998. The increase was primarily due to the $10 million proceeds from the Term Loan in March, 1999. The Company's investing activities used $1.2 million of net cash in the first quarter of 1999, compared to $3.2 million provided in 1998, which was mostly from acquired businesses.

    The Company's cash requirements consist of working capital needs, obligations under its leases and promissory notes and the funding of potential acquisitions. Management believes that the Company's cash and funds available under premium financing facilities are sufficient to meet its anticipated cash requirements, subject to raising additional capital as necessary for acquisitions. The Company is seeking to raise additional capital by issuing straight or convertible equity securities in a private placement. There can be no assurance that the Company will be able to issue its securities to coincide with the funding of certain capital requirements.

    Finance contracts receivable at March 31, 1999 increased to $52.3 million from $38.5 million at year-end 1998, after deducting an allowance for credit losses of approximately $1.0 million on each date. The increase reflects increased business from existing operations and the addition of AMSCOT Auto Insurance Agency and First Grampian Premium Finance Company. Notes payable increased to $58.2 million at March 31, 1999 from $38.6 million at year-end 1998, primarily due to the Term Loan and increased premium finance facility.

    In February, 1999, the Company converted $4 million of debt into equity. (See "Item 2. Changes in Securities and Use of Proceeds" below.)

YEAR 2000 MATTERS

    In 1998, the Company began converting its computer systems to be year 2000 compliant. The Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners in relation to year 2000 issues. The Company believes that it has completed its efforts to bring the systems in compliance. The total cost incurred to modify these existing systems, which include both internal and external costs of programming, coding and testing, was not material. The Company continually evaluates computer hardware and software upgrades and, therefore, many of the costs to replace existing items with year 2000 compliant upgrades are not likely to be incremental costs to the Company. During 1999, the Company will continue to contact its business partners (including agents, banks, motor vehicle departments and rating agencies) to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action.

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

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

    During the first quarter of 1999, the Company issued the following shares of its Common Stock without registration under the Securities Act of 1933:

    1. In February, 1999, the Company issued 222,222 shares of Common Stock to Belmad Enterprises, L.P., a family partnership partially owned by Mr. Morris Belzberg, a director of the Company, and 55,555 shares to Mr. Leonard Feldman, another director of the Company, to convert certain debt owed to such individuals into equity (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.");

    2. On March 31, 1999, the Company issued 115,263 shares of Common Stock in multiple stock-for-asset transactions.

    The above issuances were unregistered, as the Company was relying on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that such transactions did not involve public offerings.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.        OTHER INFORMATION.

     None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

    3.1    Articles of Incorporation, as amended.(1)
    3.2    Bylaws of the Registrant, as amended.(1)
    3.3 Certificate of Amendment to Certificate of Incorporation authorizing one-for-fifteen reverse stock split, filed with the Secretary of State of Delaware on August 17, 1998.(2)
    10.1*  Registrant's 1998 Stock Option Plan.(2)
    27.0   Financial Data Schedule.(3)

*   Denotes management contract or compensatory plan.
(1) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997.
(2) Incorporated by reference to the Registrant's Report on Form 8-K filed September 2, 1998.
(3) Filed herewith.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNISTAR FINANCIAL SERVICE CORP.


Dated: May 13, 1999                    By /s/ MARC A. SPARKS
                                         --------------------------------------
                                         Marc A. Sparks
                                         Chairman and Chief Executive Officer



Dated: May 13, 1999                    By /s/ F. JEFFREY NELSON
                                         --------------------------------------
                                         F. Jeffrey Nelson
                                         President and Chief Financial Officer

                                   APPENDIX A

                       UNAUDITED FINANCIAL STATEMENTS OF
                        UNISTAR FINANCIAL SERVICE CORP.
                 AS OF AND FOR THE QUARTER ENDED MARCH 31, 1999

                        UNISTAR FINANCIAL SERVICE CORP.
                          CONSOLIDATED BALANCE SHEETS


                                                                        March 31,       December 31,
                                                                          1999              1998
                                                                     -------------     -------------
                                                                      (Unaudited)
     ASSETS
Equity securities available for sale, at fair value                  $     294,557     $     346,932
Cash                                                                    17,877,177         5,865,430
Finance contracts receivable, net of allowance for
     credit losses of $1,008,445 and $996,146, respectively             52,313,074        38,453,842
Premiums due from agents and policyholders                               1,137,709         1,684,575
Property and equipment, net                                              4,795,332         3,535,328
Customer lists, net of accumulated amortization                         86,682,612        86,175,838
License, Bermuda reinsurance                                             5,025,064         5,000,000
Investments                                                              8,328,276         6,283,155
Other assets                                                             2,901,523         1,987,992
                                                                     -------------     -------------
     TOTAL ASSETS                                                    $ 179,355,324     $ 149,333,092
                                                                     =============     =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Reserve for commissions and loss adjustment expenses                 $   6,313,605     $   5,340,000
Unearned commissions and policy fees                                     3,727,965         6,179,651
Amount due reinsurer                                                     6,987,467         1,923,256
Notes payable                                                           58,168,236        38,571,437
Accounts payable and accrued liabilities                                 8,786,612         9,425,598
Income tax payable                                                       2,927,092         2,928,944
                                                                     -------------     -------------
     TOTAL LIABILITIES                                                  86,910,977        64,368,886
                                                                     -------------     -------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized
     5,000,000 shares; no shares issued or outstanding                        --                --
Common stock, $.01 par value, authorized 50,000,000
     shares; 24,370,422 and 24,009,372 issued and
     outstanding, respectively                                             244,025           240,094
Additional paid-in capital                                              91,359,952        85,202,702
Accumulated other comprehensive income                                    (909,816)         (857,441)
Retained earnings                                                        1,923,946           552,601
Less treasury stock, at cost (63,333 shares)                              (173,750)         (173,750)
                                                                     -------------     -------------
   TOTAL STOCKHOLDERS' EQUITY                                           92,444,357        84,964,206
                                                                     -------------     -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 179,355,334     $ 149,333,092
                                                                     =============     =============


                See notes to consolidated financial statements.

                        UNISTAR FINANCIAL SERVICE CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)



REVENUE

GROSS WRITTEN PREMIUMS                                   $44,208,701
                                                         -----------

Net commissions and fees earned                          $14,590,177
Finance revenue                                            4,469,189
Other income, net                                            500,428
                                                         -----------
     Total revenues and other income                      19,559,794
                                                         -----------
EXPENSES
     Commissions and loss adjustment expenses              8,946,231
     Other operating expenses                              6,560,209
     Amortization of customer lists                          550,576
     Depreciation expense                                    106,709
     Interest expense                                      1,129,383
                                                         -----------
           Total expenses                                 17,293,108
                                                         -----------

INCOME BEFORE PROVISION FOR INCOME TAX                     2,266,686

PROVISION FOR INCOME TAX                                     895,341
                                                         -----------

NET INCOME                                               $ 1,371,345
                                                         ===========


Basic earnings per share                                 $       .06
Diluted earnings per share                               $       .06

Weighted average number of common shares outstanding:
Basic                                                     24,110,729
Diluted                                                   24,110,729




                See notes to consolidated financial statements.

                        UNISTAR FINANCIAL SERVICE CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)


Cash flows from operating activities:
     Net income                                                 $  1,371,345
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                   657,285
     Finance contract receivables                                (12,097,839)
     Amount due reinsurers                                         5,386,134
     Reserve for commissions and loss expenses                    (2,507,448)
     Unearned commissions and policy fees                         (1,770,364)
     Other, net                                                   (1,110,545)
                                                                ------------

     Net cash used in operating activities                       (10,071,432)
                                                                ------------

Cash flows from investing activities:
     Businesses acquired in purchase transactions net of
     cash acquired                                                  (344,683)
     Purchases of property and equipment                            (929,633)
     Other                                                            76,942
                                                                ------------

     Net cash used in investing activities                        (1,197,374)
                                                                ------------

Cash flows from financing activities:
     Proceeds from notes payable                                  23,280,553
                                                                ------------
     Net cash provided by financing activities                    23,280,553
                                                                ------------

Net increase in cash                                              12,011,747

Cash, beginning of period                                          5,865,430
                                                                ------------
Cash, end of period                                             $ 17,877,177
                                                                ============


                See notes to consolidated financial statements.

                        UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unistar Financial Service Corp. ("Unistar" or "the Company")is a vertically integrated insurance holding company which, through its subsidiaries controls substantially all aspects of the auto insurance underwriting, distribution and claims process. Through its insurance subsidiaries (U.S. Fidelity Insurance Services), Unistar provides non-standard personal lines automobile insurance. The Company internally processes claims made by its customers through its claims adjusting company, Eagle Claims Corp, and offers premium financing to its own insureds through Eagle Premium Finance Company. The Company also provides reinsurance brokerage services, renter's insurance, collision repair, appraisal services and other ancillary services pertinent to its operations through other wholly-owned subsidiaries. Unistar Insurance Company operates as a property and casualty insurance company domiciled in the State of Texas and reinsures non-standard automobile insurance produced and underwritten by affiliated companies in Texas.

The accompanying consolidated financial statements include the accounts of Unistar and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

On August 17, 1998, the stockholders of the Company approved: (i) a Stock Purchase Agreement, dated as of July 7, 1998 (the "IFHC Acquisition"), whereby the Company purchased all of the issued and outstanding shares of common stock of International Fidelity Holding Corporation, a Texas insurance holding corporation ("IFHC"), in exchange for 19,777,000 shares of common stock, $.01 par value per share ("Common Stock"), of the Company on a post-Reverse Stock Split basis, as defined below, (ii) an amendment to the Certificate of Incorporation authorizing a one-for-fifteen reverse stock split of the Company's outstanding Common Stock (the "Reverse Stock Split") and (iii) an amendment to the Certificate of Incorporation to change the name of the Company to Unistar Financial Service Corp. Following the closing of the IFHC Acquisition on August 17, 1998, IFHC became a wholly-owned subsidiary of the Company. The Company, through its sole ownership of IFHC, controls IFHC's insurance subsidiary, Unistar Insurance Company, a Texas property and casualty insurance corporation.

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

Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Securities Available for Sale - Equity securities are classified as "available-for-sale" as defined by SFAS 115. In accordance with that Statement, they are reported at aggregate fair value with unrealized losses excluded from earnings and reported as other comprehensive income, net of deferred taxes. The cost of securities sold was determined by the average cost method.

                        UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Credit risk - the Company is subject to several credit risks, some of which are the ability of agents to refund unearned commissions in the event that a policy cancels, the ability of a premium finance customer to adhere to their installment agreement, and solvency of its reinsurers. The Company is in the practice of reserving a portion of each agent's commission as a contingency for the refund of unearned commission, which reduces its exposure. In addition, agents which do not timely remit unearned commissions lose their authority with the Company. Premium finance contracts are strictly monitored and, via systems automation, policies are promptly canceled for non-payment of premium finance contracts, thereby eliminating exposure to the Company, for uncollectible balances. The Company attempts to minimize reinsurance risk by maintaining sound reinsurance agreements with a number of reinsurers, and by providing for any amounts deemed uncollectible.

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

Customer Lists - Customer lists are amortized on a straight-line basis over 40 years. Management reviews, on an annual basis, the carrying value of customer lists in order to determine whether an impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of customer lists to their estimated fair value.

Long-Lived Assets - The Company reviews its long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized to the extent the carrying value

                        UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management maintains allowances for premium finance contracts at a level which management believes is adequate to absorb potential losses in the portfolios. The allowances are based on an evaluation of the notes, past loss experience, current economic conditions, volume, growth and other relevant factors.

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

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 1998 because of their short-term nature: cash and cash equivalents, finance contracts receivable, due from reinsurers, prepaid reinsurance premiums, unearned premiums, finance contracts payable and notes payable.

Income Taxes - Deferred income tax has been provided for the effects of temporary differences between financial reporting and tax bases assets and liabilities and has been measured using the enacted marginal tax rates and laws that are currently in effect.

                        UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents - Unistar considers all certificates of deposit, United States government securities and commercial paper with original maturities of three months or less to be cash equivalents.

Earnings per Share - Earnings per share is computed in accordance with the Financial Accounting Standards Board (FASB) Statement No 128 "Earnings per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding, excluding any dilutive effects of options, awards and convertible securities. Dilutive earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of options, awards and convertible securities.

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

Segment Information - In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," and requires companies to report financial and descriptive information about their reportable operating segments. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 requires disclosure only and will have no impact on the Company's financial condition, cash flows or results of operations.

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

Since August 26, 1997, Unistar Insurance Company ("UIC") has operated under Regulatory Administrative Oversight by the Texas Department of Insurance (the "TDI"). The more significant requirements were for UIC to provide certain financial statements, projections and business plans for approval and review. The TDI also required UIC to adopt and amend certain policies and procedures.

UIC responded to the Texas Department of Insurance on November 3, 1997 regarding the aforementioned issues. As of March 31, 1999, management believes they have adequately addressed all of the significant issues.

                               INDEX TO EXHIBITS


EXHIBIT
  NO.               DESCRIPTION
-------             -----------
   3.1         Articles of Incorporation, as amended.(1)

   3.2         Bylaws of the Registrant, as amended.(1)
   3.3 Certificate of Amendment to Certificate of Incorporation authorizing one-for-fifteen reverse stock split, filed with the Secretary of State of Delaware on August 17, 1998.(2)

  10.1*        Registrant's 1998 Stock Option Plan.(2)

  27.0         Financial Data Schedule.(3)

-------------
 *  Denotes management contract or compensatory plan.

(1) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997.

(2) Incorporated by reference to the Registrant's Report on Form 8-K filed September 2, 1998.

(3) Filed herewith.