Form 10QSB
period 1999-06-30
UNISTAR FINANCIAL SERVICE CORP
filed 1999-08-20
CIK 754495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM      N/A      TO     N/A
                                              -------------    -------------

                        Commission file number 2-93426-D


                         UNISTAR FINANCIAL SERVICE CORP.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                        87-0419568
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


                      4635 McEwen Road, Dallas, Texas 75244
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (972) 720-7110
           -----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


           -----------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share -- 24,388,354 shares outstanding as of August 17, 1999.

      Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                         UNISTAR FINANCIAL SERVICE CORP.

                                TABLE OF CONTENTS



                                                                                                  Page
 Item                                                                                             Number
 ----                                                                                             ------

                                                      PART I
                                               FINANCIAL INFORMATION

  1.     Financial Statements ...................................................................  1

  2.     Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..................................................................  1

                                                      PART II
                                                 OTHER INFORMATION

  1.     Legal Proceedings ......................................................................  5

  2.     Changes in Securities.................................. ................................  5

  3.     Defaults Upon Senior Securities ........................................................  6

  4.     Submission of Matters to a Vote of Security Holders.....................................  6

  5.     Other Information.......................................................................  6

  6.     Exhibits and Reports on Form 8-K .......................................................  6


Appendix A - Unaudited consolidated financial statements of Unistar Financial
   Service Corp. as of and for the Quarter and Six Months Ended June 30, 1999 ...................  F-1

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

      The financial statements of the Company are annexed to this report as Appendix A, beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Unistar Financial Service Corp. (the "Company"), through its subsidiaries, is primarily engaged in the distribution, premium financing, reinsurance, claims processing and other ancillary areas of personal lines auto insurance business. As of June 30, 1999, the Company has over 157 company-owned ("captive") retail auto insurance agency locations and over 463 appointed independent auto insurance agencies that generate revenue from agency fees, commissions and the marketing of ancillary financial services. The Company's premium finance subsidiary, Eagle Premium Finance Company, generates revenue from premium financing provided to the Company's customers. The Company's several managing general agencies generate revenue through commissions, policy fee income and other administrative fees from the marketing and administration of the Company's insurance products through the Company's auto insurance agency distribution network. Unistar Insurance Company, the Company's insurance subsidiary, generates revenues from reinsurance premiums and the investment of its assets.

     The Company completed several significant acquisitions late in 1998. These transactions represented significant steps in transforming the Company from a dormant public shell into a vertically integrated insurance and financial service holding company, specializing in wholesale and retail auto insurance, premium financing, and insurance claims management. The Company has implemented a strategy of expanding its insurance product distribution system by acquiring certain retail auto insurance agencies and other complimentary businesses in the financial services industry. The Company expects to continue such acquisition activity for the remainder of 1999, but there can be no assurance of its ability to do so.

     During the second quarter, the Company contemplated selling its wholly-owned subsidiary, Unistar Insurance Company ("UIC"), a property and casualty insurance company domiciled in Texas. Subsequent to the end of the second quarter, the Company discontinued its efforts to sell UIC. The Company's present strategy is to continue growing its commission-based and fee-for-service distribution from which it currently derives most of its earnings, and UIC will continue with a participation, via reinsurance, of the Company's own personal lines auto insurance risks.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     The Company acquired its present core business operations during August and September of 1998, therefore a comparison of second quarter 1999 to second quarter 1998 or six months ended June 30, 1999 to six months ended June 30, 1998 would not provide meaningful information. The Company believes that the most appropriate comparison for the second quarter of 1999 is to the first quarter of 1999. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in this report and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


                                             THREE MONTHS ENDED   THREE MONTHS ENDED
                                                JUNE 30, 1999       MARCH 31, 1999
                                             ------------------   ------------------
                                                 (UNAUDITED)           (UNAUDITED)


GROSS WRITTEN PREMIUMS ...................   $       31,079,000   $       44,209,000
                                             ==================   ==================

Revenue:
 Net commissions and fees earned .........   $       12,138,000   $       14,590,000
 Finance revenue .........................            4,981,000            4,469,000
 Other income, net .......................            2,509,000              501,000
                                             ------------------   ------------------
 Total revenues and other income .........           19,628,000           19,560,000
Expenses:
 Commissions and loss adjustment
     expenses ............................            7,535,000            8,946,000
 Other operating expenses ................            9,067,000            6,560,000
                                             ------------------   ------------------
 Total operating expenses ................           16,602,000           15,506,000
                                             ------------------   ------------------
EBITDA ...................................            3,026,000            4,054,000
 Amortization of customer lists ..........              630,000              551,000
 Depreciation expense ....................              189,000              107,000
 Interest expense ........................            1,851,000            1,129,000
                                             ------------------   ------------------
 Total non-operating expenses ............            2,670,000            1,787,000
                                             ------------------   ------------------
 Income before income taxes ..............              356,000            2,267,000
 Income tax expense ......................              140,000              896,000
                                             ------------------   ------------------
NET INCOME ...............................   $          216,000   $        1,371,000
                                             ==================   ==================
EARNINGS PER SHARE .......................   $             0.01   $             0.06
                                             ==================   ==================
Weighted average shares outstanding ......           24,380,807           24,110,729
                                             ==================   ==================


     Gross written premiums. The Company's top-line production is measured by gross written premiums. Gross written premiums of $31.1 million for the second quarter of 1999 ("Q2") represented a 29.7% decrease from the first quarter of 1999 ("Q1"). This decrease was mainly due to seasonal fluctuations and a rating increase in the Company's personal lines auto insurance on March 15, 1999.

     Net commissions and fees earned. The Company earned net commissions and fees of $12.1 million during Q2, a 16.8% decrease from Q1. The Company earns fees and commissions by placing insurance business with third-party insurers. The decrease in net commissions and fees earned was also due to seasonal fluctuations and a rating increase in personal lines auto insurance on March 15, 1999.

     Finance revenue. Finance revenue of $4.9 million during Q2 exceeded Q1 by 11.5%, due to the acquisition of First Grampian Premium Finance Company (a Florida licensed entity) selling the Company's Florida retail agencies.

     Other income, net. Other income of $2.5 million during Q2 was approximately five times the amount recognized in Q1. The increase in other income was primarily attributed to the Company's auto collision appraisal and repair center divisions which commenced operations in Q2.

     Commissions and loss adjustment expenses. Commissions and loss adjustment expenses of $7.5 million for Q2 represented a 15.8% decrease from Q1. Commissions and loss adjustment expenses, the Company's most significant expense, represent actual commissions paid to retail agents, including expenses required to settle claims and losses. The Company is reimbursed by reinsurers as a percentage of earned premium to administer and settle claims. The decrease corresponded with the decrease in premiums written by the Company during the second quarter.

     Other operating expenses. Other operating expenses of $9.1 million during Q2 were 38.2% higher than Q1, due to increased operating expenses by the company's auto collision appraisal and repair center divisions. The increase corresponded with the increase in other income generated primarily by the Company's auto collision appraisal and repair center divisions.

     Interest expense. The 64.0% increase in interest expense, $1.9 million for Q2 versus $1.1 million during Q1, was the result of a higher balance of the credit facility that funds the Company's premium finance operations, due to the greater number of premium finance contracts. The increase was also partially attributable to the Term Loan (described below) being outstanding for a full quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's existing capital resources consist of cash, equity securities available for sale and funds available under credit facilities for premium financing. The Company's cash and equity securities available for sale increased to $9.5 million at June 30,1999 from $6.2 million at December 31, 1998.

     In March 1999, the Company entered into a credit facility with Eurostar Interests, Ltd. that provided a term loan of $10 million, due in March 2003 (the "Term Loan"). The proceeds of the Term Loan have been partially used to fund acquisitions and otherwise expand operations. The Term Loan bears interest at 10% per annum and is unsecured.

     Typically the Company maintains cash levels between $4 million and $6 million for general corporate needs, with any excess used to reduce borrowings under the Company's premium financing facility. In the six months ended June 30, 1999, the Company's operations used $18.4 million of cash compared to $4.7 million in 1998. The primary use of cash was $20.3 million that was used to finance premium contract receivables. The Company's financing activities for the six months ended June 30, 1999, provided $25.5 million of net cash, compared to $6.6 million in 1998. The increase was primarily due to the $10 million proceeds from the Term Loan in March 1999. The Company's investing activities used $3.8 million of net cash in the first quarter of 1999, compared to $3.2 million provided in 1998, which was mostly from acquired businesses.

     The Company's cash requirements consist of working capital needs, obligations under its leases and promissory notes and the funding of potential acquisitions. Management believes that the Company's cash and funds available under premium financing facilities are sufficient to meet its anticipated cash requirements, subject to raising additional capital as necessary for acquisitions.

     Finance contracts receivable as of June 30, 1999 increased to 56.1 million from $38.5 million at year end 1998, after deducting an allowance for credit losses of approximately $1.0 million on each date. The increase reflects increased business from existing operations and the addition of certain agency acquisitions and other Florida agency acquisitions. Notes payable increased to
55.9 million as of June 30, 1999 from $38.6 million at year-end 1998, primarily due to the Term Loan and increased premium finance facility.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB

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

                                     PART II
                                OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES.

     On April 30, 1999, the Company filed a registration statement on Form 8-A to register its common stock under Section 12(b) and 12(g) of the Securities Exchange Act of 1934.

     At the Company's Annual Shareholder's Meeting, held June 18, 1999, the Company's shareholders approved an amendment to the Company's Articles of Incorporation that increased the authorized shares of the Company from 50,000,000 shares to 200,000,000 shares (See Item 5. below). The Company filed its Restated Certificate of Incorporation, which is filed as an exhibit to this Form 10-QSB, with the Delaware Secretary of State on June 30, 1999.

     On June 18, 1999, the Company's Board of Directors amended the Company's Bylaws (the amended provision had previously allowed the closing of the stock transfer records) in order to comply with a requirement of the American Stock Exchange. The Company's Amended and Restated Bylaws are filed as an exhibit to this Form 10-QSB.

     On July 13, 1999, the Company's Board of Directors announced a 2-for-1 stock split, payable in the form of a stock dividend to the Company's shareholders of record as of July 31, 1999, and payable on or before August 31, 1999. On July 23, 1999, the Board determined that a stock split would not be in the best interests of the Company's shareholders, and the Board rescinded the stock dividend.

     During the second quarter of 1999, the Company issued the following shares of its common stock without registration under the Securities Act of 1933:

     In April 1999, the Company issued 2,010 shares of common stock in multiple stock-for-asset transactions.

     The above issuances were unregistered, as the Company was relying on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that such transactions did not involve public offerings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 18, 1999, the Annual Meeting of the Company's Shareholders was held, at which the following three matters were submitted to a vote and approved as indicated:

     1. Proposal to elect nine individuals to the Board of Directors pursuant to management's nominations: Marc A. Sparks, F. Jeffrey Nelson, James
         G. Leach, Kerry A. Sebree, Morris Belzberg, Brent Brown, Noelle Hill, Leonard Feldman and Patrick Rastiello. This proposal was approved with 15,770,151 shares voting in favor of each nominee, and no shares were withheld.

     2. Proposal to amend the Company's Certificate of Incorporation to increase the authorized shares of the Company from 50,000,000 shares to 200,000,000 shares. This proposal was approved with 13,382,627 shares voting in favor, no shares voting against, and 2,387,524 shares abstaining.

     3. Proposal to ratify the appointment of Karlins Arnold & Corbitt, P.C. as the Company's independent auditors for 1999. This proposal was approved with 15,770,151 shares voting in favor, no shares voting against, and no shares abstaining.

ITEM 5.  OTHER INFORMATION.

         On May 17, 1999, the Company's common stock was accepted for listing and commenced trading on the American Stock Exchange. The Company's common stock had been quoted on the OTC Bulletin Board from September 1998 to May 1999.

         In mid-July 1999, the Company's common stock experienced extreme price volatility in its trading on the American Stock Exchange, after which the Listing Investigations Department of The Nasdaq-Amex Market Group (the "Market Group") commenced a review of the Company. Pending the results of such review, the Market Group halted the trading of the Company's common stock on July 21, 1999. Among other things, the Market Group has requested and been supplied with information about the valuation of certain assets (customer lists and a reinsurance license) on the Company's balance sheet, and certain transfers and recipients of the Company's common stock. Some of such transfers were made by Marc A. Sparks, the Company's chairman and CEO, and F. Jeffrey Nelson, the Company's President and CFO.

          The Company is cooperating fully with the review process, but at this time the Company's management cannot determine: (i) the outcome or duration of the review; (ii) when, or if , the Company's common stock will resume trading on the American Stock Exchange; or (iii) whether the results of the Market Group's review will have a material effect on the Company's financial position or results of operation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         3.1      Restated Certificate of Incorporation.(2)
         3.2      Amended and Restated Bylaws.(2)
         10.1*    Registrant's 1998 Stock Option Plan.(1)
         27.0     Financial Data Schedule.(2)

*        Denotes management contract or compensatory plan.

(1) Incorporated by reference to the Registrant's Report on Form 8-K filed September 2, 1998.
(2)      Filed herewith.

         (b)      Reports on Form 8-K

None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNISTAR FINANCIAL SERVICE CORP.


Dated: August 19, 1999              By   /s/  MARC A. SPARKS
                                      ------------------------------------------
                                                   Marc A. Sparks
                                       Chairman and Chief Executive Officer



Dated: August 19, 1999              By   /s/  F. JEFFREY NELSON
                                      ------------------------------------------
                                                  F. Jeffrey Nelson
                                       President and Chief Financial Officer

                                   APPENDIX A

                        UNAUDITED FINANCIAL STATEMENTS OF
                         UNISTAR FINANCIAL SERVICE CORP.
          AS OF AND FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

                         UNISTAR FINANCIAL SERVICE CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                             June 30,          December 31,
                                                                               1999                1998
                                                                         ----------------    ----------------
                                                                           (Unaudited)
     ASSETS
Equity securities available for sale, at fair value                      $        419,000    $        347,000
Cash                                                                            9,133,000           5,865,000
Finance contracts receivable, net of allowance for
     credit losses of [$1,008,445] and $996,146, respectively                  56,116,000          38,454,000
Premiums due from agents and policyholders                                      5,896,000           1,685,000
Property and equipment, net                                                     6,773,000           3,535,000
Customer lists, net of accumulated amortization                                85,091,000          86,176,000
Reinsurance Intermediary License(s)                                             5,018,000           5,000,000
Investments                                                                    14,569,000           6,283,000
Other assets                                                                    4,031,000           1,988,000
                                                                         ----------------    ----------------
     TOTAL ASSETS                                                        $    187,046,000    $    149,333,000
                                                                         ================    ================

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Reserve for commissions and loss adjustment expenses                     $      6,589,000    $      5,340,000
Unearned commissions and policy fees                                            6,715,000           6,180,000
Amount due reinsurer                                                            6,132,000           1,923,000
Notes payable                                                                  55,958,000          38,571,000
Accounts payable and accrued liabilities                                        4,857,000           9,426,000
Long-term debt                                                                 10,175,000                  --
Income tax payable                                                              3,065,000           2,929,000
                                                                         ----------------    ----------------
     TOTAL LIABILITIES                                                         93,491,000          64,369,000
                                                                         ----------------    ----------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized
     5,000,000 shares; no shares issued or outstanding                                 --                  --
Common stock, $.01 par value, authorized 200,000,000
     shares; 24,404,412 and 24,009,372 issued and
     outstanding, respectively                                                    244,000             240,000
Additional paid-in capital                                                     92,130,000          85,203,000
Accumulated other comprehensive income                                           (785,000)           (858,000)
Retained earnings                                                               2,140,000             553,000
Less treasury stock, at cost (63,333 shares)                                     (174,000)           (174,000)
                                                                         ----------------    ----------------
   TOTAL STOCKHOLDERS' EQUITY                                                  93,555,000          84,964,000
                                                                         ----------------    ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    187,046,000    $    149,333,000
                                                                         ================    ================


                 See notes to consolidated financial statements.

                         UNISTAR FINANCIAL SERVICE CORP.
                        CONSOLIDATED STATEMENT OF INCOME
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999


                                                                Three              Six
                                                                Months             Months
                                                            ---------------   ---------------
                                                              (Unaudited)       (Unaudited)



GROSS WRITTEN PREMIUMS                                      $    31,079,000   $    75,288,000
                                                            ===============   ===============

REVENUE
Net commissions and fees earned                             $    12,138,000   $    26,728,000
Finance revenue                                                   4,981,000         9,450,000
Other income, net                                                 2,509,000         3,010,000
                                                            ---------------   ---------------
     Total revenues and other income                             19,628,000        39,188,000
                                                            ---------------   ---------------

EXPENSES
     Commissions and loss adjustment expenses                     7,536,000        16,481,000
     Other operating expenses                                     9,067,000        15,627,000
     Amortization of customer lists                                 630,000         1,181,000
     Depreciation expense                                           189,000           296,000
     Interest expense                                             1,850,000         2,980,000
                                                            ---------------   ---------------
           Total expenses                                        19,272,000        36,565,000
                                                            ---------------   ---------------


INCOME BEFORE PROVISION FOR INCOME TAX                              356,000         2,623,000

PROVISION FOR INCOME TAX                                            140,000         1,036,000
                                                            ---------------   ---------------

NET INCOME                                                  $       216,000   $     1,587,000
                                                            ===============   ===============





Basic earnings per share                                    $           .01   $           .07
Diluted earnings per share                                  $           .01   $           .07

Weighted average number of common shares outstanding:
Basic                                                            24,380,807        24,244,547
Diluted                                                          24,380,807        24,244,547









                 See notes to consolidated financial statements.

                         UNISTAR FINANCIAL SERVICE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                                   Six
                                                                  Months
                                                               ------------
                                                                (Unaudited)


Cash flows from operating activities:
     Net income                                                $  1,587,000
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                1,477,000
     Finance contract receivables                               (20,294,000)
     Amount due reinsurers                                        4,556,000
     Reserve for commissions and loss expenses                    1,295,000
     Unearned commissions and policy fees                        (2,314,000)
     Other, net                                                  (4,677,000)
                                                               ------------

     Net cash used in operating activities                      (18,370,000)
                                                               ------------

Cash flows from investing activities:
     Businesses acquired in purchase transactions net of
     cash acquired                                                 (604,000)
     Purchases of property and equipment                         (2,865,000)
     Other                                                         (366,000)
                                                               ------------

     Net cash used in investing activities                       (3,835,000)
                                                               ------------

Cash flows from financing activities:
     Proceeds from notes payable                                 25,473,000
                                                               ------------

     Net cash provided by financing activities                   25,473,000
                                                               ------------

Net increase in cash                                              3,268,000

Cash, beginning of period                                         5,865,000
                                                               ------------

Cash, end of period                                            $  9,133,000
                                                               ============






                 See notes to consolidated financial statements.

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unistar Financial Service Corp. ("Unistar" or "the Company") is a vertically integrated insurance holding company which, through its subsidiaries controls substantially all aspects of the auto insurance underwriting, distribution and claims process. Through its insurance subsidiaries (U.S. Fidelity Insurance Services), Unistar provides non-standard personal lines automobile insurance. The Company internally processes claims made by its customers through its claims adjusting company, Eagle Claims Corp, and offers premium financing to its own insureds through Eagle Premium Finance Company. The Company also provides reinsurance brokerage services, renter's insurance, collision repair, appraisal services and other ancillary services pertinent to its operations through other wholly-owned subsidiaries. Unistar Insurance Company operates as a property and casualty insurance company domiciled in the State of Texas and reinsures non-standard automobile insurance produced and underwritten by affiliated companies in Texas.

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

The IFHC Acquisition was accounted for as a reverse-takeover, meaning that for accounting purposes IFHC was the acquirer of the Company. Therefore, the financial results of IFHC for all of 1998 are included in the Company's consolidated financial statements contained herein. The USFH Acquisition (defined below), however, was accounted for as an asset purchase, therefore only the financial results of USFH subsequent to September 30, 1998 are included in the Company's consolidated financial statements contained herein.

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

Securities Available for Sale - Equity securities are classified as "available-for-sale" as defined by SFAS 115. In accordance with SFAS 115, they are reported at aggregate fair value with unrealized losses excluded from earnings and reported as other comprehensive income, net of deferred taxes. The cost of securities sold was determined by the average cost method.

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

Income Taxes - Deferred income tax has been provided for the effects of temporary differences between financial

                         UNISTAR FINANCIAL SERVICE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


reporting and tax based assets and liabilities and has been measured using the enacted marginal tax rates and laws that are currently in effect.

Cash Equivalents - The Company considers all certificates of deposit, United States government securities and commercial paper with original maturities of three months or less to be cash equivalents.

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

UIC responded to the Texas Department of Insurance on November 3, 1997 regarding the aforementioned issues. As of June 30, 1999, management believes they have adequately addressed all of the significant issues.

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------


   3.1         Restated Certificate of Incorporation.(2)

   3.2         Amended and Restated Bylaws.(2)

   10.1*       Registrant's 1998 Stock Option Plan.(1)

   27.0        Financial Data Schedule.(2)